Form 10-K
period 2005-10-31
METROCORP INC
filed 2006-02-28
CIK 200513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
☑Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2005	Commission File Number 002-50219
Metrocorp, Inc.
(Exact name of Registrant as specified in its charter)

Illinois	36-2786335

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1523 8th Street, East Moline, Illinois	61244

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (309) 755-0671
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Act: See below

Title of Each Class	Name of Exchange on Which Registered
Common stock ($0.20 par value)	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐            NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☑            NO ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☐            NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).
YES ☐            NO ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant, as of April 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42,215,000. This computation excludes a total of 80,951 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.
The number of shares outstanding of Registrant’s classes of common stock, as of February 20, 2006, was 1,186,068 shares of Common Stock, $0.20 par value.
The following documents are incorporated herein by reference into the parts of Form 10-K indicated: None.

Page
FORWARD LOOKING STATEMENTS	1
PART I	1
ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	9
ITEM 2. PROPERTIES	16
ITEM 3. LEGAL PROCEEDINGS	17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
PART II	17
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	17
ITEM 6. SELECTED FINANCIAL DATA	20
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	42
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	42
ITEM 9A. CONTROLS AND PROCEDURES	42
ITEM 9B. OTHER INFORMATION	42
PART III	42
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	42
ITEM 11. EXECUTIVE COMPENSATION	45
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	47
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	48
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	49
PART IV	50
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	50
SIGNATURES	52
Audited consolidated financial statements	F-1
Exhibits
Articles of Incorporation
Bylaws
Amended and Restated Trust Agreement
Subordinated Loan Agreement
Guarantee Agreement
Form of Trust Preferred Certificate
Form of Indemnification Agreement
Form of Incentive Bonus Agreement
Change of Control Severance Plan
Stay Bonus Plan
Renewal of Lease Agreement
Replacement Revolving Note
Loan Agreement
Code of Ethics
Code of Business Conduct
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO
Charter of Audit Committee

-ii-

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 about Metrocorp, Inc. for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report, and other reports and documents that Metrocorp files with the Securities and Exchange Commission. The information set forth is not a guarantee of future performance, operating results or financial condition. These forward-looking statements are based on management’s current knowledge and belief and include information concerning Metrocorp’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond Metrocorp’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors are described as “Risk Factors” in Item 1A below. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
PART I
ITEM 1. BUSINESS
History and Business
Metrocorp, Inc. (the “Company” or “Metrocorp”) was formed in 1973 (as Middle States Bancorporation) as a Delaware corporation for the purpose of acting as a bank holding company for its wholly owned subsidiary, Metrobank, NA. It is registered as a bank holding company with the Board of Governors of the Federal Reserve System. On March 15, 2004, Metrocorp was reincorporated as an Illinois corporation. Metrobank was founded in 1904 as The State Bank of East Moline and is the oldest locally owned community bank in the greater Quad Cities market. In 1987 the bank was renamed Metrobank and the holding company was renamed Metrocorp. Metrocorp became a national bank in 1997.
Metrobank currently operates a main office, 18 branch offices, an operations office and an office for Community Insurance which are located in the Quad Cities market, western Illinois and eastern Iowa. The Quad Cities area consists of five cities, two counties and outlying areas. The major cities include Rock Island, Moline and East Moline in Illinois and Davenport and Bettendorf in Iowa. Outlying areas include Milan, Hampton and Rapids City in Rock Island County, Illinois; five locations in Jackson and Clinton counties, Iowa; and three locations in Carroll and Whiteside counties, Illinois. The Quad Cities’ location along the Mississippi River supports industrial and freight transportation economies in addition to a strong agricultural base. Metrobank has established a network of 48 ATMs in western Illinois and eastern Iowa.
Metrobank is a full service community bank that specializes in business and individual banking. In addition to traditional banking services such as savings and checking accounts, it offers trust services, discount brokerage services, electronic services, internet banking and insurance products. Metrobank also offers a variety of debit and credit card programs, including affinity credit card programs with local schools and a secured credit card program. Finally, Metrobank offers investment services through its affiliation with Primevest Financial Services, a registered broker/dealer. Through Primevest, Metrobank customers have access to self-directed IRAs, SEP IRAs, simple IRAs, 401(k) retirement plans, stocks, bonds, mutual funds and other products.

Lending Activities
Metrobank provides a wide range of the usual and customary commercial and consumer banking products and services including commercial, agricultural, student, real estate and consumer loans and trust services. Metrobank also participates in a variety of government-supported residential lending programs. Metrobank’s primary market is small- to medium-sized businesses and consumers in the Quad Cities market.
The principal economic risks associated with the lending activities of Metrobank are the creditworthiness of any proposed borrower, a borrower’s ability to repay loans and the value of collateral securing any given loan. General factors that affect a commercial or consumer borrower’s ability to repay loans include interest, inflation and employment rates, as well as other factors affecting a particular borrower’s assets, such as employment, cash flows and other financial obligations. In many cases, these customers are less able to withstand competitive, economic and financial pressures than are larger borrowers. During periods of economic weakness, these businesses and individuals may become more adversely affected than larger entities, and may cause increased levels of non-accrual loans, loan charge-offs, foreclosures and higher provisions for loan losses.
Metrobank’s lending activities comprise six principal lending areas: real estate, agricultural production, installment, commercial, student and other. Although Metrobank’s business is not seasonal and does not depend upon one or a few major customers, a substantial percentage of Metrobank’s loans are secured by real estate. At October 31, 2005, approximately 58.5% of Metrobank’s total loans were secured by real estate, compared to 54.9% as of October 31, 2004. As a result, risk of nonpayment or default may not be well-spread across diversified borrowing groups. In addition, a general downturn in the western Illinois and eastern Iowa economies that impairs the value of real estate as collateral can increase loan losses and impair liquidity.
Commercial loans are generally secured by business assets, including equipment and real estate. Other commercial loans may be secured by accounts receivable and inventory. Installment loans are sometimes unsecured, but also may be secured by personal assets such as vehicles. Generally, an economic downturn, such as the recessionary forces that impacted the national, regional, western Illinois and eastern Iowa economies in recent years, can increase the risk of nonpayment, default and foreclosure of collateral securing loans. Installment loans are subject to a greater risk of personal bankruptcies during less prosperous economic times.
Metrobank’s disciplined credit underwriting and loan administration and attention to maintaining sound asset quality is one of the ways Metrobank tries to mitigate the inherent risks of lending. As another mitigating factor, Metrobank’s loan policy permits the purchase and sale of loans by participation in order to manage assets and liabilities and diversify risk. For a more complete discussion of Metrobank’s efforts to mitigate risk, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality.”
Other Activities
Metrobank also operates through its wholly owned subsidiary, Community Insurance, Inc. Community Insurance was acquired in November 2001 from Chadwick Bancshares, Inc. The agency was formed in September 1994 as an Iowa corporation to provide personal, business and crop-related insurance products to customers. It is based in Miles, Iowa. Metrocorp Capital Trust I (the “Trust”) is a wholly owned non-consolidated subsidiary of Metrocorp and was formed as a special purpose Delaware business trust in November 2001. The Trust was formed for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities (“Trust Preferred Securities”). The Trust is authorized only to issue the Trust Preferred Securities and to invest the proceeds in Junior Subordinated Debentures of Metrocorp, issued concurrently with the Trust’s issuance of the Trust Preferred Securities, which is described in more detail under Item 5 of this report. The Trust conducts no other business.
Employees
Metrobank has 171 full-time employees and approximately 50 part-time employees. Metrobank maintains a 401(k) salary reduction plan covering substantially all employees of Metrobank which is described in more detail under “Executive Compensation” in this report. The Company is not a party to any collective bargaining agreement and has good relations with its employees. Metrobank provides customary insurance benefits to its employees. In addition, Metrobank formalized a Retiree Medical Plan on October 20, 2003, which provides Medicare supplement benefits and limited prescription medication benefits to retired employees and their spouses. Metrocorp maintained a noncontributory employee stock ownership plan which it terminated in November 2004.
Competition
The banking business is highly competitive in the Company’s primary markets of western Illinois and eastern Iowa. Consolidation in the financial services industry has reduced the number of independent banks. Metrobank competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, insurance companies, asset-based non-bank lenders and certain other non-financial institutions. Some of the large major commercial banks are able to finance wide-ranging advertising campaigns and allocate their investment assets to regions of high yield and demand. By virtue of their greater total capitalization, such institutions have substantially higher lending limits and financial resources than does Metrobank.
Metrobank also competes with other non-bank financial markets for funds. Yields on corporate and government debt securities and other commercial paper may be higher than on deposits and therefore affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market instruments and mutual funds. During past periods of high interest rates, many funds have provided substantial competition to banks for deposits and they may continue to do so in the future. In periods of high stock market growth, mutual funds have become a major source of competition for savings dollars.
In addition, under the Gramm-Leach-Bliley Act, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. These financial holding companies may offer banking, insurance and securities brokerage products which could significantly change the competitive environment in which Metrocorp operates. In addition, other federal legislation has had the effect of easing membership limits on credit unions and increasing the ability of credit unions to compete with Metrobank for deposits and loans in the communities Metrobank serves.
Nevertheless, Metrobank has been able to effectively distinguish itself as a community bank and compete by emphasizing customer service and responsive decision-making, by establishing long-term customer relationships and loyalty and by providing products and services designed to meet the specific needs of customers. Metrocorp believes its competitive strengths, including its reputation for developing and continuing banking relationships, responsiveness to customer needs and individualized customer service will enable it to continue to successfully compete in the communities it serves.
Regulation and Supervision
Bank holding companies and banks are regulated extensively under both federal and state law. The following information describes some but not all of the applicable statutory and regulatory provisions,

and is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of Metrocorp and Metrobank, including increasing the cost of doing business, limiting permissible activities or increasing competition.
Metrocorp
As a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”), Metrocorp is subject to the supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The BHCA requires Metrocorp to file reports with the Federal Reserve and to provide additional requested information.
Restrictions on Dividends. Bank holding companies may pay cash dividends on common stock only if prospective earnings retention is consistent with the organization’s expected capital needs, asset quality and financial condition. Payment of cash dividends also should not impose undue pressure on the capital of subsidiary banks or undermine the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Under Illinois law, dividends by Metrocorp with respect to its stock are subject to declaration by the Board of Directors at its discretion out of net assets. Dividends cannot be declared and paid when such payment would make Metrocorp insolvent or cause Metrocorp’s net assets to be less than zero or less than the maximum amount payable at the time of distribution to shareholders having preferential rights in liquidation if Metrocorp were then to be liquidated.
Holding Company Activities and Financial Modernization. Bank holding companies must receive the approval of the Federal Reserve before they may acquire all or substantially all of the assets of any bank or ownership or control of more than five percent of the voting shares of any bank. With certain limited exceptions, bank holding companies and banks are prohibited from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. In addition, bank holding companies are restricted in the underwriting and public sale of securities.
An exception to these prohibitions allows the acquisition of companies whose activities the Federal Reserve has found to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies, and providing securities brokerage services.
The Gramm-Leach-Bliley Act (“GLB”) eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and join with securities firms and insurance companies and engage in other activities that are financial in nature without Federal Reserve approval. GLB effectively repealed certain depression-era laws which prohibited the affiliation of banks and those other financial services entities under a single holding company. Under GLB, bank holding companies and other types of financial service entities may elect to become financial holding companies. Financial holding companies are permitted to engage in activities considered financial in nature, and other activities that are determined to be incidental or complementary to financial activities and may engage in a broader range of activities than are otherwise permitted for bank holding companies or banks. As a result of the GLB, financial holding companies may offer a variety of financial services, or services incidental or complementary to financial services, including banking, securities underwriting, merchant banking and insurance. These new financial services may also be engaged in by a “financial subsidiary” of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, all of which must be conducted under the financial holding company.
A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized, well-managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”). Activities that are “financial in nature” include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. Subsidiary banks of a financial holding company must remain well-capitalized and well-managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. Metrocorp is not currently a financial holding company and has no current intention to become a financial holding company.
Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in practices the Federal Reserve considers to be unsafe and unsound. In some circumstances, for example, a holding company is required to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities. The payment of dividends may also constitute an unsafe or unsound banking practice, if, for example, the dividend payment is inconsistent with capital adequacy guidelines. Metrocorp could be subject to assessment to restore the capital of Metrobank should it become impaired. Civil money penalties may also be imposed in some circumstances.
Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a holding company or its affiliates.
Capital Adequacy Requirements. Bank holding companies are subject to the minimum capital requirements of the Federal Reserve. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. These regulations apply on a consolidated basis to bank holding companies with assets of $150 million or more. For bank holding companies with less than $150 million in assets, the guidelines apply on a bank-only basis. Since Metrocorp has over $150 million in assets, the guidelines apply on a consolidated basis. The guidelines establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. In addition, banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions above the minimum supervisory levels. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on their perceived credit risk. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. As a result of these requirements, the growth of Metrocorp’s assets is limited by the amount of its capital. Capital requirements can affect profitability and payment of distributions. In addition, if Metrocorp is unable to increase its assets without violating the capital requirements or is forced to reduce assets, its ability to generate earnings would be impaired. Furthermore, earnings may need to be retained rather than paid as distributions to shareholders.
The guidelines require a minimum total risk-based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier 1 capital elements. Tier 1 capital generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock (up to 25% of total Tier 1 capital), less intangibles, but does not include unrecognized gains and losses on securities. Tier 2 capital, also known as supplementary capital, includes the allowance for loan losses provided that the allowance does not exceed 1.25% of risk weighted assets; certain perpetual preferred stock and subordinated non-convertible debt and some intermediate perpetual preferred stock. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. As of October 31, 2005, on a consolidated basis, Metrocorp’s ratio of Tier 1 capital to total risk-weighted assets was 14.9% and its ratio of total capital to total risk-weighted assets was 15.7%.

The Federal Reserve also uses a leverage ratio (Tier 1 capital divided by average total consolidated assets) as an additional tool to evaluate capital adequacy. Certain highly-rated bank holding companies that are not experiencing substantial growth may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of October 31, 2005, Metrocorp’s leverage ratio was 8.2%.
Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event a depositing institution becomes “undercapitalized,” it must submit a capital restoration plan in which the bank holding company guarantees the subsidiary’s compliance up to a certain specified amount.
Bankruptcy. In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, any deficit under any commitment by the debtor holding company to maintain the capital of an insured depository institution must be cured immediately and will generally have priority over most other unsecured claims.
Securities Laws. Metrocorp’s common stock is not publicly traded, but beginning with this annual report on Form 10-K, Metrocorp is required to file reports with the Commission under [Section 13(a)] of the Security Exchange Act of 1934, as amended (the “Exchange Act”). Copies of our annual report on Form 10-K and all future reports will not be available on our website because they are available free of charge to shareholders by written request to Metrocorp, Inc., Attn: Gary D. Andersen, President, or John R. McEvoy, Jr., Senior Vice President/Controller, at 1523 8th Street, East Moline, IL 61244.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act was enacted in 2002 to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to securities laws. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered with the Commission or that file reports under the Exchange Act. This Act includes requirements for the composition and activities of audit committees, additional responsibilities regarding financial statements and disclosure of financial and non-financial information for the principal executive and financial officers of companies, new standards for auditors and regulation of auditors and audits and increased disclosure and reporting obligations for reporting companies and their officers and directors.
Metrobank
Metrobank is a bank organized under the laws of the United States and is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”). The OCC may conduct examinations of, and requires periodic information about, the financial condition, operations, management and intercompany relationships of Metrocorp and Metrobank.
Restrictions on Transactions with Affiliates and Insiders. Regulations promulgated by the OCC limit transactions between Metrobank and Metrocorp and its nonbanking affiliates and also requires certain levels of collateral for loans to affiliated parties. In addition, certain transactions between Metrobank and its affiliates must be on terms substantially the same, or at least as favorable to Metrobank, as those prevailing at the time for comparable transactions with nonaffiliated persons. Restrictions imposing an aggregate limitation on all loans to directors, executive officers, principal shareholders and their related interests (“Insiders”), apply to all insured institutions, their subsidiaries and holding companies. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.
Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Certain statutory and regulatory requirements such as capital adequacy requirements serve to limit the amount of dividends that may be paid by a bank. For example, a bank cannot pay a dividend if, after paying the dividend, the bank will be undercapitalized. The OCC may declare a dividend payment to be unsafe and unsound even though the bank would continue to meet its capital requirements after the dividend. Approval by the OCC is required prior to payment of a dividend if the total of all dividends declared by a national bank exceeds its current net profits and prior two years’ retained net profits. “Net profits” is net income less any dividends paid during that period.
Examinations. The OCC periodically examines and evaluates Metrobank. The OCC may revalue the assets of Metrobank and require that it establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets.
Capital Adequacy Requirements. A national bank is subject to capital adequacy requirements similar to the capital adequacy requirements of a bank holding company, including the requirement of a total risk-based capital ratio of 8.0%, (4.0% of which consists of Tier 1 capital elements). To be categorized as “well capitalized” under prompt corrective action regulations, Tier 1 capital to risk-based assets must be 6%, total capital to risk-based assets must be 10%, and the leverage ratio must be 4%. At October 31, 2005, Metrobank’s Tier 1 capital to risk-weighted assets ratio was 15.3%, total capital to risk-weighted assets ratio was 16.1% and its leverage ratio was 8.4%.
Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five tiers of capital adequacy: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.
As an institution’s capital decreases, the OCC’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital-raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. Critically undercapitalized institutions are subject to appointment of a receiver or conservator. In the event an institution is deemed significantly undercapitalized, it may be required to sell stock, merge, be acquired, restrict transactions with affiliates, restrict interest rates paid on deposits, divest a subsidiary or dismiss officers and directors. If the institution is a bank holding company, it may be prohibited from making capital distributions without OCC approval and may have to divest a subsidiary. A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without OCC approval, enter into a material transaction other than in the ordinary course of business, engage in any covered transaction or pay excessive compensation or bonuses. Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital. No sanctions apply to “well” or “adequately” capitalized institutions. Metrobank currently is classified as “well capitalized.”
Deposit Insurance Assessments. Metrobank’s deposit accounts are insured up to a maximum of $100,000 per depositor by the FDIC. The FDIC issues regulations and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors, not shareholders. Metrobank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.
Enforcement Powers. The FDIC, the OCC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The OCC also has the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.
Community Reinvestment Act. The CRA and the corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the bank. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. Federal banking agencies are required to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.
Privacy. Under the GLB, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers are able to prevent financial institutions from sharing personal financial information with non-affiliated third parties, exempting third parties that market the institution’s own products and services. In addition, financial institutions are prohibited from disclosing consumer account numbers to any nonaffiliated third parties for use in telemarketing, direct mail marketing or electronic mail marketing to consumers.
USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act was enacted in 2001. The potential impact of the Act on financial institutions is significant and wide ranging. In general, the USA PATRIOT Act prohibits specified financial transactions and account relationships and requires enhanced due diligence and “know your customer” standards for financial institutions dealing with foreign financial institutions and foreign customers. In addition, the Secretary of the Treasury is authorized to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering. Financial institutions complying with these regulations will be not be deemed to have violated the privacy provisions of the GLB discussed above.
Consumer Laws and Regulations. Metrobank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks, such as the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act.
Recent Developments
In August 2005, National Bancshares, Inc. of Bettendorf, Iowa, made a hostile tender offer to Metrocorp’s shareholders. Although the offer was evaluated and determined to be inadequate, subsequent indications of interest by other local competitors compelled the directors to begin a process to evaluate available strategic alternatives for maximizing shareholder value. As a result of this evaluation, Metrocorp engaged Hovde Financial, LLC, as its financial advisor in October 2005. Hovde has been working with the Company to contact potential buyers and to obtain external valuations of Metrocorp. Certain prospective buyers have submitted non-binding indications of interest and are in the process of conducting due diligence procedures. Any sale is subject to entering into a definitive agreement and shareholder and regulatory approvals. In connection with a possible sale, the Company adopted a change in control severance plan and stay bonus plan. These plans are described under Item 11—Executive Compensation of this report and are Exhibits 10.3 and 10.4 to this report.
ITEM 1A. RISK FACTORS
In analyzing whether to make or continue an investment in Metrocorp, investors should consider, among other factors, the following:
The types of loans in our portfolio have a higher degree of credit risk and a downturn in our real estate markets could hurt our business.
We generally invest a greater proportion of our assets in loans secured by commercial real estate, commercial loans and consumer loans than savings institutions that invest a greater proportion of their assets in loans secured by single-family residences. Commercial real estate loans and commercial loans generally involve a higher degree of credit risk than residential mortgage lending due primarily to the large amounts loaned to individual borrowers. Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. In addition, unlike residential mortgage loans, commercial and commercial real estate loans depend on the cash flow from the property or the business to service the debt. Cash flow may be significantly affected by general economic conditions. Consumer lending is riskier than residential mortgage lending because consumer loans are either unsecured or secured by assets that depreciate in value. See Guide 3 Statistical Disclosure by Bank Holding Companies under Item 7 of this report for information as to the percentage of loans invested in commercial real estate, commercial and consumer loans.
In addition, a downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of October 31, 2005, approximately 58.5% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in the Quad Cities and surrounding counties in which the Company has locations. If there is a significant decline in real estate values, the collateral for our loans will provide less security. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Decreasing interest rates could hurt our profits.
Our ability to earn a profit, like that of most financial institutions, depends on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as mortgage loans and investments, and the interest expense we pay on our interest-bearing liabilities, such as deposits. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates. A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans on investment securities. In addition, our commercial real estate and commercial loans, which carry interest rates that adjust in accordance with changes in the prime rate, will adjust to lower rates.
An economic downturn in Illinois and Iowa could hurt our profits.
We conduct most of our business in the Quad Cities region of western Illinois and eastern Iowa. As a result of this geographic concentration, our results are affected by the economic conditions in the Quad Cities. Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:
•	problem assets and foreclosures may increase,

•	demand for our products and services may decline,

•	low cost or non-interest bearing deposits may decrease, and

•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
In view of the concentration of our operations and the collateral securing our loan portfolio in western Illinois and eastern Iowa, we may be particularly susceptible to the adverse effects of any of these consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Strong competition in Illinois and Iowa could hurt our profits.
Competition in the banking and financial services industry is intense. Our profitability depends upon our continued ability to successfully compete. We compete exclusively in the Quad Cities region of western Illinois and eastern Iowa for loans, deposits and customers with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue to maintain our loans and level of deposits and, as such, our business, financial condition, results of operations and cash flows may be adversely affected.
We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations. Regulations may prevent or impair our ability to pay dividends, engage in acquisitions or operate in other ways.
We are subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. See Item 1—Regulation and Supervision of this report for information on the regulation and supervision which governs our activities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you, our investors, by restricting certain of our activities, such as:
•	the payment of dividends to its shareholders,

•	possible mergers with or acquisitions of or by other institutions,

•	desired investments,

•	loans and interest rates on loans,

•	interest rates paid on deposits,

•	the possible expansion of branch offices, and

•	the ability to provide securities or trust services.
We also are subject to capitalization guidelines set forth in federal legislation and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.
We are exposed to risks in connection with the loans we make.
A significant source of risk for us arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. We have underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe to be appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our respective loan portfolios. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations.
Technological advances impact our business.
The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources than we do to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to our customers.
Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations, are creating uncertainty for registered companies such as Metrocorp. These laws, regulations and standards are subject to varying interpretations in many cases and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to result in increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management’s required assessment of its internal control over financial reporting and its external auditors’ audit of that assessment will require the commitment of significant financial and managerial resources. We expect these efforts to require the commitment of significant resources. Further, the members of our board of directors, members of our audit or compensation committees, our chief executive officer, our chief financial officer and certain other executive officers could face an increased risk of personal liability in connection with the performance of their duties. It may also become more difficult and more expensive to obtain director and officer liability insurance. As a result, our ability to attract and retain executive officers and qualified board and committee members could be more difficult.
We depend on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the Quad Cities banking industry and its surrounding market areas. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our balance sheet is liability sensitive. Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.
A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. At October 31, 2005, our balance sheet was liability sensitive and, as a result, our net interest margin tends to decrease in a rising interest rate environment and increase in a declining interest rate environment. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we have been successful in generating new loans and leases during 2005, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, as short-term market rates have risen over the past eighteen months, although we have increased the rates we paid on borrowings and other interest-bearing liabilities, we have not proportionally increased interest rates we paid on deposits. If short-term rates continue to rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Because we have deferred increasing rates we paid on deposit accounts during a period of rising short-term market rates, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.
If we cannot attract deposits, our growth may be inhibited.
Our ability to increase our assets depends in large part on our ability to attract additional deposits at favorable rates. We intend to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets and by establishing personal relationships with our customers. We cannot assure you that these efforts will be successful. Our inability to attract additional deposits at competitive rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our allowance for loan and lease losses may not be adequate to cover actual losses.
A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence, or control. Like all financial institutions, we maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. Our allowance for loan and lease losses may not be adequate to cover actual loan and lease losses, and future provisions for loan and lease losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan and lease losses reflects our estimate of the probable losses in our loan and lease portfolio at the relevant balance sheet date. Our allowance for loan and lease losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan and lease portfolio and economic factors. The determination of an appropriate level of loan and lease loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review our loans and leases and allowance for loan and lease losses. While we believe that our allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan and lease losses further or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse affect on our business, financial condition and results of operations.
We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems that may result in lost business. We may not be able to obtain substitute providers on terms that are as favorable if our relationships with our existing service providers are interrupted.
We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our future ability to pay dividends is subject to restrictions. As a result, capital appreciation, if any, of our common stock may be your sole source of gains in the future.
Since we are a holding company with no significant assets other than Metrobank, we currently depend upon dividends from the bank for a substantial portion of our revenues. Our ability to continue to pay dividends in the future will continue to depend in large part upon our receipt of dividends or other capital distributions from Metrobank. The ability of Metrobank to pay dividends or make other capital distributions to us is subject to the regulatory authority of the OCC. As of October 31, 2005, the bank could have paid approximately $2.2 million in dividends without the prior approval of the OCC. The amount that Metrobank may pay in dividends is further restricted due to the fact that the bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as further described under Item 1—Metrobank, Capital Adequacy Requirements in this report.
Our holding company expenses and obligations with respect to our trust preferred securities and corresponding junior subordinated deferrable interest debentures issued by us may limit or impair our ability to declare or pay dividends. Finally, our ability to pay dividends is also subject to the restrictions of the Illinois Business Corporations Act.
No trading market exists for our common stock.
Our common stock is not quoted on any exchange or quotation system. Investors must bear the risk of investment for an indeterminate length of time. Even if an active market in our common stock develops, we cannot assure you that such a market will continue or that shareholders will be able to sell their shares.
If we fail to maintain an effective system of internal and disclosure control, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.
Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
As a result of weaknesses that may be identified in our internal control, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure control. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.
There is no guarantee that any change of control arrangement will be consummated.
As described at Item 1—Business—Recent Developments, we have engaged a financial adviser to contact potential buyers in connection with a possible change of control. We cannot assure you that any acquisition will be negotiated or, if negotiated, it may not be on terms favorable to the shareholders of Metrocorp.
Directors and officers of Metrocorp have potential conflicts of interest with any acquisition.
The directors and officers of Metrocorp have interests that are different from, or in addition to, the interests of Metrocorp shareholders generally. For example, certain officers have entered into agreements that provide for incentive bonus payments for remaining in Metrocorp’s employ. In addition, Metrocorp has adopted a change of control severance plan. These agreements and plan are described under Item 11—Executive Compensation. These agreements and plan may create potential conflicts of interest and may cause some of these persons to view any proposed change of control transaction differently than you view it.
Anti-takeover provisions, compensation arrangements and federal law may limit or delay the ability of another party to acquire us, which could cause our stock price to decline.
Various provisions of our articles of incorporation, bylaws and compensation plans and agreements could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our shareholders. These items include:
•	a change of control severance plan described at Item 11—Executive Compensation,

•	a stay bonus plan described at Item 11—Executive Compensation,

•	incentive bonus agreements with executives and key employees described at Item 11—Executive Compensation, and

•	the authorization to issue preferred stock by action of the board of directors acting alone, thus without obtaining shareholder approval.
The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either OCC approval must be obtained or notice must be furnished to the OCC and not disapproved prior to any person or entity acquiring “control” of a national bank, such as Metrocorp. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.
We are exposed to risk of environmental liabilities with respect to properties to which we take title.
In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows could be materially adversely affected.
We could sustain losses if our asset quality declines.
Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition.
Our recent results may not be indicative of our future results.
We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.
We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders
In order to maintain our capital at desired or regulatorily-required levels, or to fund future growth, our board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these shares may significantly dilute your ownership interest as a shareholder. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.
Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.
We have supported our continued growth through the issuance of trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. At October 31, 2005, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $10.3 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trust are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.
ITEM 2. PROPERTIES
Metrobank operates from the following offices which are owned by Metrobank, except for the in-store Wal-mart Moline, Illinois, Branch and the Morrison Branch in Morrison, Illinois, which are leased under various terms. In addition, the Paul Revere Square office is part of a condominium association and is subject to the association’s bylaws. In the opinion of management, each of the properties owned by Metrocorp is adequately covered by insurance:

Head Office	1523 Eighth Street, East Moline, Illinois
Paul Revere Square	2322 East Kimberly, Davenport, Iowa
53rd Street Branch	2533 East 53rd Street, Davenport, Iowa
Avenue of the Cities Branch	701 Avenue of the Cities, East Moline, Iowa
Hampton Branch	629 State Street, Hampton, Illinois
Milan Branch	102 East First Avenue, Milan, Illinois
Moline Branch	2115 48th Street, Moline, Illinois
Wal-mart Branch	3930 44th Avenue Drive, Moline, Illinois
Silvis Branch	1300 John Deere Expressway, Silvis, Illinois
Rapids City Branch	1700 Second Avenue, Rapids City, Illinois
Preston Branch	One West White Street, Preston, Illinois
Andover Branch	4330 140th Street, Andover, Iowa
Delmar Branch	301 Western Avenue, Delmar, Iowa
Miles Branch	329 Ferry Road, Miles, Iowa
Sabula Branch	404 Sycamore, Sabula, Iowa
Mount Carroll Branch	642 South East Street, Mount Carroll, Illinois
Chadwick Branch	123 Main Street, Chadwick, Illinois
Morrison Branch	211 West Main Street, Morrison, Illinois
Operations Office	1505 Seventh Street, East Moline, Illinois
Community Insurance Office	329 Ferry Road, Miles, Iowa
Rock Island Branch	1800 5th Avenue, Rock Island, Illinois
ITEM 3. LEGAL PROCEEDINGS
Metrocorp and Metrobank are periodically party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the banking business. Management does not believe that there is any pending or threatened proceeding which, if determined adversely, would have a material effect on Metrocorp’s or Metrobank’s business, results of operations or financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the shareholders during Metrocorp’s fourth fiscal quarter ended October 31, 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
     Description. As of February 20, 2006, there were 3,000,000 shares of Metrocorp common stock authorized, of which 2,485,030 shares were issued. There are 1,186,068 shares outstanding (which includes 144,421 shares held by Employee Stock Ownership Plan participants) and held of record by 360 shareholders, and 1,298,962 shares were held as treasury stock following the 10-for-1 stock split effective on May 17, 2004. Holders of common stock do not have the preemptive right to acquire additional unissued or treasury shares of Metrocorp or securities convertible into shares or carrying stock purchase warrants or privileges.
     Voting. Each share of common stock is entitled to one vote in all matters and cumulative voting may be used in the election of directors. To take action on the following matters the affirmative vote of 80% of the outstanding shares of common stock is required if such action is not approved by a majority of the Board:

•	amendment to the Articles of Incorporation,

•	a plan of merger or consolidation,

•	the sale, lease, change, transfer or other disposition of substantially all of the property of Metrocorp,

•	the granting of consent to the disposition of property other than in the ordinary course of business by an entity controlled by Metrocorp, or

•	a plan for the liquidation or dissolution of Metrocorp.
If such action is approved by the Board, the affirmative vote of two-thirds of the outstanding shares is required for approval. Action on any other matter requires that a quorum be present at the meeting and that the affirmative vote of a majority of such quorum approve such action.
     Dividends. Holders of common stock are entitled to dividends as and when declared by Metrocorp’s Board of Directors, subject to regulatory requirements. Metrocorp has paid the following per share dividends in the past three fiscal years (as adjusted for the 10-for-1 stock split effective October 31, 2004):

Year ended	Per share dividends paid
October 31, 2005	$0.360
October 31, 2004	0.352
October 31, 2003	0.344
     The ability of Metrocorp to pay dividends is subject to Metrocorp’s dividend policy and depends upon the earnings and financial condition of Metrobank and statutory and regulatory restrictions. See “Regulation and Supervision” under Item 1 of this report. Metrocorp’s dividend policy, in general, provides that the amount and rate of dividends to be paid will be determined by the Board of Directors after consideration of asset and deposit growth and profits. Dividends may not be sustained unless the corporate net income from the current year plus the prior two years, less dividends paid during that period, have been sufficient to fully fund the dividends. The Board of Directors of Metrocorp currently anticipates that Metrocorp will continue to pay cash dividends in the future similar to those paid in the past.
     Restrictions on Transfer. Metrocorp’s common stock is not traded or listed on any exchange or market quotation system, nor does management expect that there will be any formal market makers in the shares in the future. Metrocorp may continue, however, to make a limited market in its own shares through its Treasury Stock repurchase program to provide some liquidity to shareholders. There are no shares of common stock issuable pursuant to outstanding options or warrants or convertible securities. The following table indicates the high and low per share sales prices known to management in the past two fiscal years, as adjusted for the 10-for-1 stock split effective May 17, 2004.

	2005		2004
Quarter Ended	Low	High	Low	High
January 31	$35.80	$35.80	$34.50	$34.50
April 30	38.20	38.20	35.80	35.80
July 31	38.20	38.20	35.80	35.80
October 31	39.00	40.50	35.80	35.80

Subordinated Debentures and Trust Preferred Securities
In November 2001, the Trust issued 10,000 Company Obligated Mandatorily Redeemable Preferred Securities (“Trust Preferred Securities”) for $1,000 per share in an aggregate amount of $10,000,000. The Trust Preferred Securities were offered and sold in a private placement in reliance on the registration exemption provided by Section 4(2) of the Securities Act.
Quarterly cash distributions are paid as described in the Trust Preferred Securities documents at a variable rate equal to the prime rate plus .75%. The Trust Preferred Securities may be redeemed on October 31, 2031; however, the maturity date may be shortened to a date not earlier than January 1, 2007.
Junior Subordinated Debentures
Concurrently with the issuance of the Trust Preferred Securities by the Trust, the Trust invested the proceeds from the issuance of the Subordinated Debt in a Floating Rate Subordinated Note due November 1, 2031, issued by Metrocorp in the aggregate principal amount of $10,309,278 (“the “Subordinated Note”). The Company used the proceeds from the sale of the Subordinated Note to the Trust to capitalize the acquisition of two subsidiary banks and Community Insurance, Inc. from Chadwick Bancshares, Inc., which were then merged into Metrobank.
Recent Sales of Unregistered Securities
None.
Repurchases of Equity Securities
Metrocorp has maintained a common stock repurchase program for shareholders over the past several years. During the fourth quarter of the fiscal year ended October 31, 2005, there were no common stock repurchases.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data is derived from Metrocorp’s consolidated financial statements. This data should be read in connection with Metrocorp’s financial statements and the accompanying notes thereto included elsewhere in this report.
METROCORP, INC.
Financial Summary
(in thousands, except per share amounts)

Year ended October 31,	2005	2004	2003	2002	2001

Statement of Income Data:

Interest income	$24,703	$24,022	$26,229	$32,198	$26,003
Interest expense	9,673	7,204	9,106	13,774	14,650

Net interest income	15,030	16,818	17,123	18,424	11,353
Provision for loan losses	(1,150)	—	1,766	755	83
Noninterest income	4,893	5,114	6,536	6,235	3,730
Noninterest expense	14,487	15,488	15,596	14,333	10,442

Income before income taxes	6,586	6,444	6,297	9,571	4,558
Provision for income taxes	1,499	1,407	1,542	2,580	796

Net income	$5,087	$5,037	$4,755	$6,991	$3,762

Per Common Share Data:

Earnings, basic and diluted	$3.98	$3.71	$3.51	$5.12	$2.74
Dividends paid	0.360	0.352	0.344	0.336	0.328
Book value at October 31	35.57	37.82	35.44	32.20	26.24

Balance Sheet Data:

Loans, net	$206,701	$216,287	$233,821	$270,650	$169,405
Total assets	578,977	575,689	558,306	558,976	389,577
Total deposits	511,411	500,015	486,946	486,102	337,548
Total borrowings	11,182	11,898	10,664	15,135	12,182
Junior subordinated debentures	10,309	10,309	10,309	10,309	—
Shareholders’ equity	37,049	39,177	37,022	35,009	28,706
Redeemable common stock held by ESOP plan participants	6,492	11,767	10,792	9,153	8,066

Financial Ratios:

Return on average assets	0.90%	0.88%	0.86%	1.24%	0.94%
Return on average equity	13.56%	13.41%	12.67%	22.30%	16.27%
Net interest margin (FTE)	3.16%	3.53%	3.69%	3.88%	3.47%
Noninterest expense to average total assets	2.55%	2.71%	2.81%	2.55%	2.60%
Net loan losses (recoveries) to average loans	(0.09)%	0.03%	0.85%	0.31%	0.04%
Average equity to average assets	6.61%	6.58%	6.76%	5.58%	5.76%
Dividend payout ratio	9.05%	9.49%	9.80%	6.56%	11.97%

At October 31:
Equity to assets	6.40%	6.81%	6.63%	6.26%	7.37%
Allowance for loan losses to loans	1.20%	1.58%	1.49%	1.47%	1.10%

FTE = Fully Taxable Equivalent

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of its financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to Metrocorp’s financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion should be read in connection with “Selected Financial Data” at Item 6 of this report and our audited consolidated financial statements and the accompanying notes thereto included elsewhere in this report. The discussion covers the results of operations for the years ended October 31, 2005, 2004, and 2003, and financial condition for the years ended October 31, 2005 and 2004.
Average balances, including balances used in calculating certain financial ratios, are comprised of average daily balances for Metrocorp. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income are generally presented on a fully tax-equivalent (FTE) basis, when stating average yields, net interest margins or spreads. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 34%.
Metrocorp, Inc. (the “Company” or “Metrocorp”) is a bank holding company providing bank and bank related services through its wholly-owned subsidiary, Metrobank, N.A. and its subsidiary, Community Insurance, Inc., and Metrocorp Capital Trust I. The Company is engaged in the business of commercial and retail banking and trust and insurance services. The Company focuses on establishing long-term relationships with customers, and is committed to serving the financial needs of the communities in its market area. Metrobank maintains nineteen locations located in western Illinois and eastern Iowa with the insurance agency located in the Miles, Iowa branch. The majority of the Company’s income is derived from commercial and retail lending, investments, and deposit activities. Metrocorp Capital Trust I was capitalized in November 2001 for the purpose of issuing trust preferred securities.
Corporate Developments in Fiscal 2005
On June 6, 2005, Metrobank purchased a building in Rock Island, Illinois, to operate its eighteenth branch location. After remodeling was completed, the office opened for business on October 3, 2005. In recent years, the Bank has added some large customers to its base but had not been able to find a suitable and cost-efficient location in this market. As a result of opening this new office, additional expenses have and will be incurred, primarily in compensation, benefits and in costs associated with owning, operating and maintaining an office building.
On August 25, 2005, the Company and its shareholders received a hostile tender offer from National Bancshares, a privately-held community banking organization based in the Quad Cities, to purchase all the shares of common stock of Metrocorp for $52.00 per share in cash. The tender offer was subject to approval of all appropriate regulatory agencies, obtaining at least 50.1% of Metrocorp’s outstanding shares, and had an expiration date of September 23, 2005. The Company hired St. Charles Capital, LLC of Denver, Colorado to provide advisory services related to this unsolicited tender offer. St. Charles is an experienced investment banking firm that has expertise in matters of mergers and acquisitions in the banking industry and in the valuation of banks, with particular expertise in independent community banks. St. Charles prepared a thorough analysis and evaluation of the offer. With the assistance of the Company’s legal and financial advisors, the Board of Directors, after carefully considering the offer, unanimously recommended that shareholders reject the offer and not tender any of their shares. On September 23, 2005 the offer expired as stated.
As a result of this process the Company began receiving other non-binding offers from various bank holding companies. Realizing it was not practical or cost-efficient to deal with each of these offers individually the Board began a process to evaluate the strategic alternatives available to the Company for maximizing value to its shareholders. Seven investment banking firms were interviewed by the Board of Directors and in October 2005, Hovde Financial, LLC of Chicago, Illinois was hired to act as the Company’s financial advisor. Since that time the Company has been diligently working with Hovde to execute a systematic process of contacting potential buyers of the Company and obtaining external valuations of the Company in connection with a possible change of control. This process by nature is detailed, information intensive, and thorough. A great deal of time, energy and expense has been expended by the Board, management, and employees with this process. Interested parties are performing due diligence and it is expected that some conclusion to the process will be made in the second quarter of fiscal year 2006.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses and the impairment of goodwill. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has identified its most critical accounting policies to be those related to the allowance for loan losses and asset impairment judgments including the recoverability of goodwill. The Company’s policy related to the estimate on the allowance for loan losses, can be found in Notes 1 and 6 of the Company’s audited consolidated financial statements included or incorporated by reference elsewhere in this report. Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is not amortized but is subject to an impairment test at least annually, or more often if conditions indicate a possible impairment.
Financial Condition
The following discussion of the Company’s consolidated financial condition should be read in conjunction with the Selected Financial Data at Item 6 of this report and the audited consolidated financial statements and related notes included elsewhere in this report.
The Company’s total assets at October 31, 2005 were $579.0 million, an increase of $3.3 million, or         .6% from $575.7 million at October 31, 2004. The increase in assets was due primarily to increases in securities available for sale and federal funds sold, which were partially offset by decreases in net loans, cash and due from banks.
The Company’s portfolio of securities available for sale increased $8.7 million, or 3.0%, to $294.1 million at October 31, 2005 from $285.4 million at October 31, 2004. This increase was reduced by the $8.4 million change in the unrealized gain at year end 2004 to an unrealized loss at year end 2005 in accordance with SFAS 115. The Company’s portfolio consists primarily of U. S. Treasury and government obligations, state and political subdivisions, and investment grade corporate bonds. Overall the portfolio has a weighted average life of 3.0 years. During fiscal 2005, purchases of securities available for sale decreased to $53.2 million from $66.0 million in 2004. Repayment and prepayment of principal increased to $32.7 million in 2005 from $26.9 million in 2004. Overall there was a $17.1 million, or 6.1%, increase in the amortized cost of securities available for sale. The increase was primarily as a result of a reduction in net loans and an increase in total deposits which are discussed below.
The Company’s portfolio of net loans decreased by $9.6 million, or 4.4%, to $206.7 million at October 31, 2005 from $216.3 million at October 31, 2004. Net loans decreased in part as a result of a reduction of $6.6 million, or 35.9%, in portfolio student loan outstanding, from $18.4 million at October 31, 2004 to $11.8 million at October 31, 2005. These particular student loans are to students who have already graduated or left school and are past their deferment period. As a result, the Company receives monthly payments on these loans with no new originations. The Company also experienced smaller, yet significant, declines in commercial and installment loans. Commercial loans declined $3.5 million, or 13.2%, to $23.1 million at October 31, 2005 from $26.6 million at October 31, 2004. The Company experienced increased paydowns on commercial equipment and operating lines than what could be replaced with new borrowers, as competition has intensified. Installment loans declined $4.0 million, or 19.8%, from $20.2 million at October 31, 2004 to $16.2 million at October 31, 2005. The Company has seen a continued decline in automobile financing due to low interest or no interest financing provided by domestic automobile financing subsidiaries. Some of these declines were partially offset by a $2.6 million, or 6.5%, increase to $41.1 million at October 31, 2005 from $38.5 million at October 31, 2004 in real estate financing on farmland.
Federal funds sold of $8.7 million at October 31, 2005 was up $3.4 million, or 64.2%, from $5.3 million at October 31, 2004. Federal funds sold and its counterpart, federal funds purchased, are used as the balancing account of the Company’s daily cash position and are generally short term (daily) in nature.
Customer deposit balances increased by $11.4 million, or 2.3%, to $511.4 million at October 31, 2005 from $500.0 million at October 31, 2004. The majority of this increase, $11.3 million, was in the Company’s interest-bearing demand and money market accounts. During fiscal year 2005 the Company added two large new municipalities to its customer base. While these type of accounts are usually done on a multi-year bid basis (usually a minimum of at least three years, with automatically renewable options) the Company has demonstrated the ability to maintain these relationships over extended periods of time. In addition to this, the Company had a change in the composition of its time deposits of over and under $100,000. Time deposits of under $100,000, which are mostly made up of retail consumer certificates of deposit, increased to $131.4 million, or 8.2%, at October 31, 2005 from $121.4 million at October 31, 2004. The Company’s time deposits of $100,000 or over decreased $10.8 million, or 13.5%, to $69.3 million at October 31, 2005 from $80.1 million at October 31, 2004. Time deposits of $100,000 or over are usually short term in nature and subject to greater interest rate risk given the greater frequency in repricing. The Company uses this product to assist our municipal clients with funds that can be invested for time periods of generally one year or less. The Company does not solicit funds from outside its own market area and the majority of the customers that we do solicit funds from have their core deposit accounts with Metrobank as well. The overall increase in deposits, along with the decrease in net loans, was used to fund the growth in the securities available for sale portfolio during the period.
Stockholders’ equity decreased $2.2 million, or 5.6%, to $37.0 million at October 31, 2005 from $39.2 million at October 31, 2004. The decrease in stockholders’ equity was primarily due to a change of $5.2 million from an unrealized gain to an unrealized loss on securities available for sale in accordance with SFAS 115. In addition it decreased from dividends paid to shareholders and the purchase of Company stock from employees exercising their put options on the termination of the Company’s Employee Stock Ownership Plan during the period. Net income of $5.1 million reduced the effect these decreases had on overall equity.

Results of Operations
The following discussion of the Company’s results of operations should be read in conjunction with the Selected Financial Data at Item 6 of this report and the audited consolidated financial statements and related notes included elsewhere in this report.
The Company’s results of operations are primarily dependent on net interest income, non-interest income, non-interest expense and income tax expense. Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.
The Company’s non-interest income is derived primarily from fees charged on transaction accounts, which help offset the costs associated with establishing and maintaining these deposit accounts. In addition, non-interest income is derived from gains or losses on the sale of mortgage loans, student loans, and securities available for sale. Additionally, non-interest income has been derived from the activities of Metrobank’s trust department, which provides a variety of professional trust services.
Comparison of Operating Results for the Years Ended October 31, 2005 and October 31, 2004
General
The Company recorded net income of $5,087,000 for the year ended October 31, 2005, compared to net income of $5,037,000 for the year ended October 31, 2004. The small increase of $50,000, or 1.0%, in net income primarily reflects a negative $1,150,000 provision for loan losses, as discussed below under “Provision for Loan Losses,” offset by a $1,788,000 decrease in net interest income. In addition, there was a small decrease in non-interest income that was offset to a greater degree by a decrease in non-interest expense.
Net Interest Income
Net interest income for the year ended October 31, 2005 decreased by $1,788,000, or 10.6%, to $15,030,000 compared to $16,818,000 for the period ended October 31, 2004. The decrease in net interest income reflects a $2,470,000 increase in interest expense which was offset by a $682,000 increase in interest income. Overall the net yield on average earning assets decreased by .37% to 3.16% for the period ended October 31, 2005 from 3.53% for the same period in 2004. The decrease in net yield on average earning assets was due primarily to the rise in short term interest rates (200 basis points rise in the federal funds rate) as the Company’s rate on average funds increased by .47% to 1.86% in 2005 from 1.39% in 2004. In addition there was a change in the composition of the balance sheet during the year. The Company had an increase in the securities available for sale portfolio (overall lower yields, 4.33% for 2005) coupled with a reduction in loans outstanding, which would normally be at higher yields (5.91% for 2005) when comparing an investment security to a loan. Interest rates, particularly at the shorter end of the yield curve, increased during the last half of 2004 and throughout fiscal 2005. The yield curve has flattened significantly during the same period of time. Management believes interest rates will more likely increase than decrease in the first half of fiscal 2006 before holding steady for the remainder of the year. Once rates have steadied interest income on average earning assets should begin to rise faster than interest expense as increased repricing should occur on the asset side as opposed to deposits, thus increasing net interest income.

Interest Income
Interest income for the year ended October 31, 2005 increased $682,000, or 2.84%, to $24,704,000 from $24,022,000 for the same period in 2004. The increase was due primarily to an increase of $454,000 in interest income from loans, which was the result of the average yield increasing to 5.91% in 2005 compared to 5.42% in 2004. This was offset by a decrease in average loan outstandings of $11,867,000 to $226,602,000 in 2005 from $238,469,000 in 2004. Interest income on investments was up $102,000 in 2005 from 2004 as average outstandings were up $12,559,000, or 4.6%, to $288,153,000 in 2005 from $275,594,000 in 2004. The average yield on investments declined .14% from 4.47% in 2004 to 4.33% in 2005.
The following table sets forth the weighted average tax equivalent effective interest rate on interest-earning assets and interest-bearing liabilities at the end of each of the years presented. Fees on loans are included in the calculation but are not material in nature.

At October 31,	2005	2004	2003

Weighted Average Yield On
Loans, including held for sale	6.19%	5.62%	5.77%
Securities available for sale	4.39	4.41	4.63
Federal Funds Sold	3.84	1.98	1.00
Other	5.03	5.20	5.13
Combined weighted average yield	5.07	4.89	5.16

Weighted Average Rate Paid On
Interest-bearing and money market demand deposits	1.83	1.32	1.19
Savings deposits	0.51	0.51	0.51
Time deposits	3.05	2.18	2.48
Other borrowed money	5.65	4.14	3.68
Combined weighted average rate paid	2.41	1.75	1.80

Spread	2.66	3.14	3.36
Rate/Volume Analysis
The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes in average outstanding balances and that due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume (i.e., changes in volume multiplied by old rate) and changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate. Fees on loans are included but not material in nature.

YEAR ENDED OCTOBER 31,	2005 VS. 2004			2004 VS. 2003

	Increase	Increase	Total	Increase	Increase	Total
	(Decrease)	(Decrease)	Increase	(Decrease)	(Decrease)	Increase
(in Thousands)	Due to Volume	Due to Rate	(Decrease)	Due to Volume	Due to Rate	(Decrease)

INTEREST-EARNING ASSETS
Loans, including held for sale	$(640)	$1,094	$454	$(1,456)	$(1,452)	$(2,908)
Securities available for sale	529	(427)	102	2,470	(1,726)	744
Federal funds sold	29	14	43	(64)	4	(60)
Other	115	(32)	83	6	11	17

Total interest-earning assets	$33	$649	$682	$956	$(3,163)	$(2,207)

INTEREST-BEARING LIABILITIES
Interest-bearing and money market demand deposits	$(172)	$691	$519	$262	$(356)	$(94)
Savings deposits	13	—	13	10	(22)	(12)
Time deposits	(7)	1,542	1,535	(347)	(1,556)	(1,903)
Other borrowed money	(63)	466	403	282	(175)	107

Total interest-bearing liabilities	$(229)	$2,699	$2,470	$207	$(2,109)	$(1,902)

Net effect on net interest income	$262	$(2,050)	$(1,788)	$749	$(1,054)	$(305)

Average Balances, Interest Rates and Yields
The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. No tax equivalent adjustments have been made. Non-accruing loans have been included in the table as loans carrying a zero yield. Loan fees are included but are not material in nature.

YEAR ENDED
OCTOBER 31,	2005			2004			2003
	AVERAGE	INTEREST		AVERAGE	INTEREST		AVERAGE	INTEREST
(Dollars in	OUTSTANDING	EARNED/	YIELD	OUTSTANDING	EARNED	YIELD	OUTSTANDING	EARNED	YIELD
Thousands)	BALANCE	PAID	/RATE	BALANCE	/PAID	/RATE	BALANCE	/PAID	/RATE
INTEREST-EARNING ASSETS
Loans, including held for sale	$226,602	$13,311	5.87%	$238,469	$12,857	5.39%	$263,985	$15,766	5.97%
Securities available for sale	288,153	11,084	3.85	275,594	10,982	3.98	223,619	10,236	4.58
Federal funds sold	1,505	53	3.52	368	9	2.45	5,137	70	1.36
Other	4,732	256	5.41	2,853	174	6.10	2,741	157	5.73

Total interest-earning assets	520,992	$24,704	4.74%	517,284	$24,022	4.64%	495,482	$26.229	5.29%

Non-interest-earning Assets	46,947			53,194			59,635

Total assets	$567,939			$570,478			$555,117

INTEREST-BEARING LIABILITIES
Interest -bearing & money market demand deposits	$203,481	$2,973	1.46%	$206,168	$2,453	1.19%	$185,731	$2,547	1.37%
Savings deposits	42,510	213	0.50	39,850	200	0.50	38,037	212	0.56
Time deposits	196,219	5,097	2.60	196,599	3,563	1.81	210,750	5,466	2.59
Other borrowed funds	29,689	1,391	4.69	31,606	988	3.13	22,421	881	3.93

Total interest-bearing liabilities	471,899	$9,674	2.05%	474,223	$7,204	1.52%	456,939	$9,106	1.99%

Non-interest-bearing:
Deposits	47,051			43,655			44,516
Liabilities	2,344			3,770			6,172

Total liabilities	521,294			521,648			507,627
Repurchase Liability (ESOP)	9,129			11,279			9,973
Shareholder’s equity	37,516			37,551			37,517

Total liabilities & shareholders’ equity	$567,939			$570,478			$555,117

Net interest-earning assets	$49.093			$43,061			$38,543

Net interest income		$15,030			$16,818			$17,123

Net interest rate spread			2.69%			3.12%			3.30%

Net yield on average interest-earning assets			2.88%			3.25%			3.46%

Average interest-earning assets to average interest-bearing liabilities	110.40%			109.08%			108.44%

Interest Expense
Interest expense increased $2,470,000, or 34.3%, to $9,674,000 for the year ended October 31, 2005 from $7,204,000 in 2004. Interest expense on deposits increased by $2,067,000, due primarily to an increase in the average rates paid on interest-bearing deposits during the period to 1.87% for fiscal year 2005 from 1.40% during the fiscal year 2004. The average balance of non-interest bearing deposits increased by $3,396,000, which resulted in an overall increase of $2,989,000 in the average balance of deposits. Interest expense on other borrowed funds increased $403,000 during the period, due to an increase in the average cost to 4.69% from 3.13%, which was partially offset by a decrease of $1,917,000 in the average balance outstanding during the period.

Provision for Loan Losses
During 2005, the Company re-evaluated its methodology for calculating the allowance for loan losses. Based on the new methodology, net recoveries of $198,000 in 2005 and the decline in problem credits, the allowance for loan losses was reduced through a negative provision of $1,150,000 during the year ended October 31, 2005. In addition, the average balance on loans outstanding decreased by $11,867,000, or 5.0%, from $238,469,000 during 2004 to $226,602,000 for fiscal year 2005. Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, lack of growth in the loan portfolio, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the loan portfolio at such date.
Economic conditions in the agricultural sector of the Company’s market areas are currently strong and stable. In 2005, below average yields were offset somewhat by crop insurance proceeds and increased government farm support programs. The agricultural economy is accustomed to production and price fluctuations and is generally able to adjust to such fluctuations without significant problems. Higher petroleum prices had some dampening effect on 2005 profits and could cause more of a negative impact on profits in 2006 and beyond due to price increases in chemicals used in agricultural production. Increased interest rates will also be a negative factor for the agricultural sector. Should there be an extended period of low commodity prices or yields, or a significant change in the government farm support programs, the Company’s agricultural loan portfolio could weaken and create a need for the Company to increase its allowance for loan losses through increased charges to provision for loan losses.
Furthermore, although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods. In addition, the Company’s determination of the allowance for loan losses is subject to review by its regulatory agencies, which can require the establishment of additional general or specific allowances.
Noninterest Income
Noninterest income decreased by $221,000, or 4.3%, to $4,893,000 for the year ended October 31, 2005 from $5,114,000 for the same period in 2004. The decrease was primarily in the areas of service charges on deposit accounts ($85,000), gains on the sale of loans ($105,000), and trust fees ($75,000). The reduction in service charges was primarily in the area of consumer checking service charges. As competition has dictated, free checking is now the norm for retail checking accounts. The Company has experienced a significant migration of current customers changing their account over from a minimum balance regular checking account to the free checking as well as smaller balance interest-bearing checking accounts to avoid any service charges. To a lesser extent there has been a reduction in commercial checking service charges as the earnings credit that a commercial checking customer receives to offset transaction charges has risen over the course of the last year. It is indexed to the 91 day Treasury bill auction on a monthly basis. Gains on the sale of loans decreased in both the real estate secondary market lending area as well as in student loan gains. The decrease in real estate gains is as a result of the rise in interest rates slowing down not only the mortgage-refinancing market but new originations as well. It is expected that this category will likely be flat in the next fiscal year as well due to the current interest rate environment. The decline in student loan gains was a direct result of the sale of over $4,120,000 of portfolio loans at a gain of approximately $103,000 in 2004. Taking this out, gains on student loan origination sales were actually up over 2004 by $67,000. The decline in trust fees was primarily in the area of investment service fees which was down $63,000, or 44.9%, from fiscal year 2004.

Noninterest Expense
Noninterest expense decreased $1,000,000, or 6.5%, to $14,487,000 for the year ended October 31, 2005 from $15,487,000 for the same period in 2004. The decrease in noninterest expense primarily reflects a $1,117,000 decrease in salaries and employee benefits. This represents a 11.7% decrease from the $9,577,000 expense recorded during fiscal year 2004. The Company had a reduction in overall workforce which resulted in direct salary expense being reduced by $417,000. The majority of this was accomplished through normal turnover in addition to outsourcing some janitorial services. As a result of this reduction in workforce the Company also showed a decrease in employee medical expense of $124,000 from $847,000 at October 31, 2004 to $723,000 at October 31, 2005. In addition to the above and as a result of the termination of the Employee Stock Ownership Plan (“ESOP”) on November 14, 2004 there was a reduction of $582,000 in 2005 versus 2004 in employee benefit expenses. Beginning January 1, 2006, the Company started to offer an employer contribution match to the Company-sponsored 401(k) plan that has been in place for several years.
Income Tax Expense
For the year ended October 31, 2005 the Company recorded income tax expense of $1,499,000 which was $92,000, or 6.5%, over the $1,407,000 recorded for the year ended October 31, 2004. The increase in income taxes is reflective of the change in operating results between the comparable periods.
Comparison of Operating Results for the Years Ended October 31, 2004 and October 31, 2003
General
Net income for the year ended October 31, 2004 increased $282,000, or 5.9%, to $5,037,000, from $4,755,000 for the same period ended October 31, 2003. The increase in net income reflects a significant decrease in the provision for loan losses, $1,766,000, which was mostly offset by a substantial decrease in noninterest income of $1,422,000 when comparing the year 2004 to 2003.
Net Interest Income
Net interest income for the year ended October 31, 2004 decreased by $305,000, or 1.8%, to $16,818,000 compared to $17,123,000 for the period ended October 31, 2003. The decrease in net interest income reflects a decrease in the net yield on average earning assets but was partially offset by an increase of $4,518,000, or 11.7%, in net interest-earning assets. The net yield on average earning assets decreased to 3.53% for the period ended October 31, 2004 from 3.69% for the same period in 2003. The decrease in net yield on average earning assets was a combination of average yields on assets declining to a greater extent than the average rates on interest-bearing liabilities, .51% versus .47%, and a change in the balance sheet mixture from loans to investment securities. During 2004 the Company had, as a percentage to total assets, 41.8% in loans and 48.3% in investment securities which compares to 47.6% in loans and 40.3% in investment securities for fiscal year 2003. Over these two years loans had, on average, a 1.40% higher average rate than the investment security portfolio. Interest rates, particularly at the shorter end of the yield curve, increased during the last half of fiscal 2004 and are expected, based on economic forecasts, to continue to increase at a measured pace.
Interest Income
Interest income for the year ended October 31, 2004 decreased $2,207,000, or 8.4%, to $24,022,000 from $26,229,000 for the same period in 2003. The increase was due primarily to a decrease of $2,909,000 in interest on loans which was the result of a decrease of $25,516,000, or 9.7%, in average outstandings from 2003 to 2004 and a decline of .58% in the yield on loans over this same time period.

As a partial offset to this decline in interest income interest on investment securities increased by $745,000 to $10,982,000 for the year ended October 31, 2004 from $10,237,000 at October 31, 2003. The average balance outstanding in 2004 increased by $51,975,000 over 2003, generating an additional $2,470,000 in interest income, which was partially offset by a decline in the average yields of .59%, from 5.06% in 2003 to 4.47% in 2004.
Interest Expense
Interest expense decreased $1,902,000, or 20.9%, to $7,204,000 for the year ended October 31, 2004 from $9,106,000 for the 2003 year. Interest expense on deposits decreased by $2,010,000, due primarily to a decrease in the average rates paid on deposits during the period from 1.89% to 1.40%, which was partially offset by a $8,099,000 increase in the average balance of deposits between the periods. Interest expense on other borrowings increased by $107,000 during the period, due to an increase of $9,185,000 in the average balance outstanding during the period, predominantly in federal funds purchased. This was partially offset by a decrease in the average rate paid from 3.93% in 2003 to 3.13% in 2004.
Provision for Loan Losses
There was no provision for loan losses recorded in fiscal year 2004 compared to $1,766,000 for the same period in 2003. During 2003 the Company had $2,254,000 in net charge-offs for the year compared to $74,000 for 2004. In 2003 the Company took some significant write-offs on six commercial loans in its northern Iowa and Illinois markets. Once these loans were addressed the Company did not experience any additional major problem credits throughout fiscal year 2004. Management believed, that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, growth or declines in the portfolio, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the portfolio at such date.
Noninterest Income
Noninterest income decreased by $1,422,000, or 21.8%, to $5,114,000 for the year ended October 31, 2004 from $6,536,000 for the same period in 2003. The major factor contributing to this decrease was a $763,000 decline in the gains on sale of loans from $1,516,000 in 2003 to $753,000 in 2004. The fiscal year of 2003 was the peak of the secondary market real estate origination and refinancing boom in which the Company recorded gains in the amount of $1,171,000 which decreased significantly in 2004 to $250,000, a reduction of $921,000. This was partially offset by an increase in student loan gains of $157,000 to $503,000 in 2004 from $346,000 in 2003. Of this $157,000 increase in 2004, approximately $103,000 was as a result of the sale of $4,120,000 of the Company’s portfolio student loans, separate from the normal interim funding of new loan originations. In addition the Company also experienced decreases in gains on sales of securities available for sale, deposit service charges, and other income, which decreased by $186,000, $257,000 and $242,000, respectively. Deposit service charges saw declines in both account activity service fees and from NSF fees, with 69.6%, or $179,000, attributable to NSF fees. The decrease in the securities gains was as a result of there only being a couple of sales in fiscal 2004 compared to 2003. The reduction in other income is primarily as a result of various miscellaneous income accounts with no one particular line item accounting for a material portion of this decrease.
Noninterest Expense
Noninterest expense decreased by $109,000, or .70%, to $15,487,000 for the year ended October 31, 2004 from $15,596,000 for the same period in 2003. The decrease in noninterest expense primarily reflects a decrease in direct salaries of $241,000 in 2004 compared to 2003. The Company continued to look for ways to reduce total employee count in areas of over capacity, mostly through normal attrition. This was predominantly offset by increased advertising costs incurred in 2004 associated with the Company’s celebration of its 100 year anniversary. Expenses relating to this special event were $186,000 in the 2003 fiscal year and $368,000 in fiscal year 2004.
Income Tax Expense
Income tax expense decreased by $135,000, or 8.7%, to $1,407,000 for the year ended October 31, 2004 from $1,542,000 for the same period in 2003. The change in income tax expense reflects the changes in operating results between the comparable periods. Any increase or decrease in income tax expense is directly attributable to the change in taxable income for one year as compared to another.
Asset Quality
It is management’s belief, based on information available at fiscal year end, that the Company’s current asset quality is satisfactory. At October 31, 2005, non-performing assets, consisting of non-accruing loans, accruing loans past due 90 days or more, restructured loans, foreclosed real estate, and other repossessed property, totaled $2,497,000, or .43% of total assets, compared to $2,131,000, or .37% of total assets for the fiscal year ended October 31, 2004.
The Company maintains an allowance for loan losses because of the potential that some loans may not be repaid in full. At October 31, 2005, the Company had an allowance for loan losses of $2,519,000 as compared to $3,471,000 at October 31, 2004. Management’s periodic review of the adequacy of the allowance for loan losses is based on various subjective and objective factors including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value on any underlying collateral, and current economic conditions. While management may allocate portions of the allowance for specifically identified problem loan situations, the majority of the allowance is based on judgmental factors related to the overall portfolio and is available for any loan charge-offs that may occur.
In determining the allowance for loan losses, the Company specifically identifies loans that it considers to have potential collectibility problems. Based on criteria established by Statement of Financial Accounting Standards (SFAS) No. 114, some of these loans are considered to be “impaired” while others are not considered to be impaired, but possess weaknesses that the Company believes merit additional analysis in establishing the allowance for loan losses. All other loans are evaluated by applying estimated loss ratios to various pools of loans. The Company then analyzes other factors (such as economic conditions) in determining the aggregate amount of the allowance needed. See Note 6 of the Notes to the audited consolidated financial statements included elsewhere in this report.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions, and competition.
The Company relies on competitive pricing policies, advertising and customer service to attract and retain its deposits and only solicits these deposits from its primary market areas. Based on its experience, the Company believes that its savings, money market demand deposits, interest-bearing and regular checking accounts are relatively stable sources of funds. The Company’s ability to attract and retain time deposits has been, and will continue to be, significantly affected by market conditions.

However, the Company does not foresee significant funding issues resulting from a disintermediation of its portfolio of time deposits.
The Company is required by regulation to maintain sufficient liquidity to assure its safe and sound operation. In the opinion of management the Company is in compliance with this requirement.
Liquidity management is both a daily and long-term function of the Company’s management strategy. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objectives of its assets/liability management program. Excess liquidity is generally invested in overnight funds sold to one of its correspondent banks. If the Company requires funds beyond its ability to generate them internally or from overnight funds purchased, it has additional borrowing capacity with the FHLB and has collateral eligible for its use with overnight repurchase agreements. The Company is not aware of any significant adverse trends in the Company’s liquidity or its ability to borrow additional funds if needed.
The primary investing activities of the Company are the origination of loans and the purchase of securities. During the years ended October 31, 2005, 2004, and 2003, the Company had net decreases in loan outstandings of $10.5 million, $17.6 million and $37.3 million, respectively. Some of the factors causing these declines are as follows: (i) with the lower interest rate environment the Company experienced declines in home improvement loans, as consumers were refinancing these loans along with their first mortgages into secondary market fixed rate real estate loans; (ii) significant declines in consumer automobile loans as the Company could not match the rates and incentives being offered by the financing subsidiaries of the major car manufacturers; and (iii) declines in student loan outstandings as in 2002 the Company discontinued retaining new student loan originations and began selling them in the secondary market sixty days after they are fully disbursed. During the years ended October 31, 2005, 2004, and 2003, the Company purchased securities available for sale in the amount of $53.3 million, $66.0 million, and $119.7 million respectively.
At October 31, 2005 and 2004 the Company had outstanding loan commitments of $1,269,000 and $891,000, respectively. Certificates of deposits scheduled to mature in one year or less from October 21, 2005 totaled $158.7 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company; however, there can be no assurance that the Company can retain all such deposits. Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short and long-term liquidity needs.
The following table summarizes the Company’s significant contractual obligations at October 31, 2005 (in thousands):

Contractual Obligations	Total	Less Than 1 year	1 to 3 years	3 to 5 years	Over 5 years

Time Deposits	$200,753	$158,722	$40,083	$1,902	$46
Long-term debt	6,434	672	1,344	2,344	2,074
Subordinated debentures	10,309	—	—	—	10,309
ESOP Repurchase Liability	6,492	6,492	—	—	—

Total	$223,988	$165,885	$41,427	$4,246	$12,429

On November 1, 2001, the Company’s unconsolidated trust subsidiary, Metrocorp Capital Trust I, sold $10 million in floating rate cumulative preferred securities. Proceeds from the sale were used to purchase subordinated debentures of Metrocorp, which mature in the year 2031; however, the Company has the option to redeem them at any time after five years with prior regulatory approval. The Company used the proceeds in the purchase of two banks (merged into Metrobank) and Community Insurance.

The Company and Metrobank are in compliance with their capital requirements and are considered “well capitalized” under current regulatory guidelines. See Note 17 of the Notes to the audited consolidated financial statements included elsewhere in this report. The Company does not anticipate any significant changes to its capital structure.
In November 2004, the Company announced that the Board of Directors had passed a resolution terminating the Company’s Employee Stock Ownership Plan (“ESOP”) which covered substantially all employees of the bank. The effect of this termination was that the shares of Metrocorp stock were distributed to the employees in May 2005. The plan provided for any participant or beneficiary who receives a distribution of employer stock from the ESOP the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this initial put was not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution was made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. The effect of this termination was that during the period of May to July 2005 there were 178,209 shares “put” back to the Company at a price of $38.20 per share (which was the price established by an independent outside appraisal) for a total repurchase of $6,807,584. The value of the remaining shares (144,421) that still have their second “put” option have been classified as mezzanine capital and as such have already been subtracted from the Company’s capital as if they had been redeemed.
The payment of dividends and repurchase of shares has the effect of reducing stockholders’ equity. Prior to authorizing such transactions, the Board of Directors considers the effect the dividend or repurchase of shares would have on liquidity and capital ratios. Metrobank and the Company may declare dividends if certain tolerance limits are observed and which include, in the case of Metrobank, consideration of certain statutory and regulatory restrictions.
Impact of Inflation and Changing Prices
The audited consolidated financial statements and notes thereto included elsewhere in this report have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, virtually all the assets and liabilities of the Company are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services.
Impact of New Accounting Standards
In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The new disclosure requirements apply to investments in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Effective for fiscal years ending after December 15, 2003, companies were required to disclose information about debt or marketable equity securities with market values below carrying values. The Company previously implemented the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other-than-temporary, and record other-than-temporary losses in earnings. In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and

FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which will apply to reporting periods beginning after December 15, 2005. The FSPs provide guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. The FSPs also include accounting considerations subsequent to the recognition of other-than-temporary impairment and requirements for certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.
Quarterly Results of Operations (Unaudited)
Quarterly results of operations are as follows:

	Quarter Ended
(in thousands except per share amounts)	October 31	July 31	April 30	January 31

FISCAL YEAR 2005
Total Interest Income	$6,221	$6,098	$6,184	$6,201
Total Interest Expense	2,769	2,376	2,300	2,228

Net Interest Income	3,452	3,722	3,884	3,973
Provision for loan losses	(1,150)	—	—	—
Noninterest income	1,308	1,204	1,276	1,105
Noninterest expense	4,027	3,467	3,388	3,605

Income before income taxes	1,883	1,459	1,772	1,473
Income tax expense	469	303	424	304

Net Income	$1,414	$1,156	$1,348	$1,169

Earnings per common share, basic and diluted	$1.11	$0.90	$1.06	$0.91

FISCAL YEAR 2004
Total Interest Income	$5,384	$6,065	$6,247	$6,326
Total Interest Expense	1,421	1,850	1,895	2,038

Net Interest Income	3,963	4,215	4,352	4,288
Provision for loan losses	—	—	—	—
Noninterest income	1,292	1,263	1,405	1,154
Noninterest expense	3,790	3,788	3,934	3,976

Income before income taxes	1,465	1,690	1,823	1,466
Income tax expense	299	372	423	313

Net Income	$1,166	$1,318	$1,400	$1,153

Earnings per common share, basic and diluted	$0.86	$0.97	$1.03	$0.85
Guide 3 Statistical Disclosure by Bank Holding Companies
The following tables and schedules show selected comparative financial information required by the Securities and Exchange Commission’s Securities Act Guide 3: Statistical Disclosure by Bank Holding Companies, regarding the business of Metrocorp for the periods shown.
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential
The average balance sheets, analysis of net earnings, and the changes in interest income and expense required to be presented here can be found above in Item 7 of this report under “Average Balances, Interest Rates and Yields.”

II.	Investment Portfolio
     Investment Securities. The following table displays the amortized cost of the Company’s investment security portfolio, at the dates indicated:

October 31,	2005	2004	2003

U.S. Treasury	$35,171,549	$32,542,116	$24,884,420
U.S. government agencies	67,611,208	62,242,253	60,255,773
Tax-exempt municipal	85,058,807	78,059,581	64,216,680
Taxable municipal	57,465,904	53,457,279	43,137,028
Corporate	46,537,992	45,740,977	42,451,584
Trust preferred securities	927,331	926,120	925,005
Mortgage-backed	4,140,154	6,825,213	11,731,444

Total amortized cost	$296,912,945	$279,793,539	$247,601,934

     Investment Securities, Maturities and Yields. The following table displays a summary of the maturity of the Company’s investment securities as of October 31, 2005, and the weighted average yield (no tax equivalent adjustments have been made) for each maturity range:

	Maturity at October 31, 2005
		After 1 Year	After 5Years		Maturity
	1 Year	Through	Through	After	Date Not
	or Less	5 Years	10 Years	10 Years	Applicable

U.S. Treasury	$7,041,994	$28,129,555	$—	$—	$—
U.S. government agencies	15,082,542	41,233,266	11,295,399	—	—
Tax-exempt municipal	11,802,451	53,553,180	13,572,729	6,130,447	—
Taxable municipal	11,280,593	43,869,257	2,316,054	—	—
Corporate	8,643,449	34,335,521	3,559,023	—	—
Trust preferred securities	—	—	—	927,331	—
Mortgage-backed	—	—	—	—	4,140,154

Total amortized cost	$53,851,029	$201,120,779	$30,743,205	$7,057,778	$4,140,154

Weighted average yield	3.66%	4.30%	5.00%	6.41%	3.95%
     Investment Concentrations. At October 31, 2005, the Company held investments from the following issuers which exceeded 10% of stockholders’ equity:

Issuer	Total Book Value	Total Market Value
City of Rock Island, IL	$5,595,248	$5,547,079
Village of Milan, IL	4,500,000	4,356,936

III.	Loan Portfolio
     Types of Loans. The composition of the loan portfolio is presented as follows:

	2005	2004	2003	2002	2001

Commercial	$23,084,454	$26,599,719	$24,263,157	$21,467,040	$8,997,952
Agricultural production	32,077,481	30,805,048	31,305,214	35,806,554	—
Real estate:
Construction	1,244,334	1,476,757	1,931,682	2,174,255	3,676,604
Residential	41,996,174	40,933,961	43,227,263	56,564,714	35,405,598
Commercial	38,136,664	39,679,155	42,214,567	40,215,734	28,126,467
Farmland	41,052,340	38,518,681	36,489,092	36,564,129	—
Installment	16,206,796	20,189,753	23,669,506	31,539,328	27,250,296
Student	11,818,866	18,386,205	30,993,251	47,024,039	63,972,326
Other	3,602,892	3,168,508	3,271,788	3,326,326	3,859,602

Total Loans	209,220,001	219,757,787	237,365,520	274,682,119	171,288,845
Less allowance for loan losses	2,519,213	3,471,118	3,544,619	4,032,546	1,883,870

Loans, net	$206,700,788	$216,286,669	$233,820,901	$270,649,573	$169,404,975

     Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents maturities and rate information for loans as of October 31, 2005:

		Due after one		Maturities after one year
	Due in one	year through	Due after	Variable	Fixed
	year or less	five years	five years	rate	Rate
Commercial	$10,263,462	$10,035,118	$2,785,874	$2,864,005	$9,956,987
Agricultural production	24,072,147	7,163,363	841,971	2,390,696	5,614,638
Real estate:
Construction	169,915	—	1,074,419	1,074,419	—
Residential	1,979,732	8,929,921	31,086,521	28,572,819	11,443,623
Commercial	3,505,937	10,141,331	24,489,396	25,352,682	9,278,045
Farmland	1,126,869	18,106,578	21,818,893	21,591,066	18,334,405
Installment	1,726,516	11,731,606	2,748,674	651,917	13,828,363
Student	961,104	3,844,416	7,013,346	10,857,762	—
Other	3,602,892	—	—	—	—

Total Loans	$47,408,574	$69,952,333	$91,859,094	$93,355,366	$68,456,061

     Risk Elements.
     Nonaccrual, Past Due and Restructured Loans. The following table presents the nonaccrual, past due and restructured loans for the Company as of the stated dates:

October 31,	2005	2004	2003	2002	2001

Loans accounted for on a nonaccrual basis	$585,972	$793,863	$801,558	$1,470,613	$326,745
Accruing loans past due 90 days or more	579,527	1,191,556	1,434,846	1,108,838	1,091,413
Troubled debt restructurings	—	—	—	—	—

Totals	$1,165,499	$1,985,419	$2,236,404	$2,579,451	$1,418,158

All loans shall be considered as being in nonaccrual status if any of the following exists: the principal or interest has been past due for a period of 90 days or more unless the obligation is both well secured and in the process of collection; payment in full of principal and interest is not expected; or the loan is maintained on a cash basis because of deterioration in the financial position of the borrower(s).

     Potential Problem Loans. To the best of management’s knowledge, there are no such significant loans that have not been disclosed in the above table.
     Foreign Outstandings. The Company had no foreign outstandings at the end of the last five fiscal years.
     Loan Concentrations. At October 31, 2005, there were no concentrations of loans exceeding 10% of the total loans which are not otherwise disclosed above.
     Other Interest-Bearing Assets. There are no interest-bearing assets required to be disclosed.
IV.	Summary of Loan Loss Experience
     Analysis of the Allowance for Loan Losses. The following table summarizes activity in the allowance for loan losses of the Company:

	Year ended October 31,
	2005	2004	2003	2002	2001

Balance at beginning of period	$3,471,118	$3,544,619	$4,032,546	$1,883,870	$1,869,630
Charge-offs:
Commercial and agricultural	(23,896)	(282,004)	(1,873,398)	(984,000)	—
Real estate	—	(3,426)	(83,712)	(6,482)	(150)
Installment, student, other	(144,504)	(244,610)	(359,789)	(251,533)	(96,181)

Total charge-offs	(168,400)	(530,040)	(2,316,899)	(1,242,015)	(96,331)

Recoveries:
Commercial and agricultural	287,717	377,415	3,908	304,829	—
Real estate	—	9,995	100	—	—
Installment, student, other	78,778	69,129	58,964	59,071	27,080

Total recoveries	366,495	456,539	62,972	363,900	27,080

Net recoveries (charge-offs)	198,095	(73,501)	(2,253,927)	(878,115)	(69,251)
Provision charged to expense (income)	(1,150,000)	—	1,766,000	755,259	83,491
Provision increase due to acquisition	—	—	—	2,271,532	—

Balance at end of period	$2,519,213	$3,471,118	$3,544,619	$4,032,546	$1,883,870

Ratio of net charge-offs to average loans outstanding	(0.09)%	0.03%	0.85%	0.31%	0.04%
     Allocation of the Allowance for Loan Losses. The distribution of the Company’s allowance for loan losses at the dates indicated is summarized as follows:

	October 31,
	2005		2004		2003		2002		2001

		% of loans		% of loans		% of loans		% of loans		% of loans
		to total		to total		to total		to total		to total
(Dollars in thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Commercial and agricultural	$1,442	64.22%	$2,003	61.70%	$1,992	56.57%	$2,568	48.80%	$276	21.67%
Real estate	295	20.67%	499	19.30%	283	19.03%	212	21.38%	199	22.82%
Installment, student, other	613	15.11%	525	19.00%	487	24.40%	494	29.82%	727	55.51%
Unallocated	169	—	444	—	783	—	759	—	682	—

Total	$2,519	100.00%	$3,471	100.00%	$3,545	100.00%	$4,033	100.00%	$1,884	100.00%

V.	Deposits
The average amount of deposits and average rates paid on deposits by category for the years ended October 31, 2005, 2004, and 2003 are discussed above in Item 7 of this report under “Average Balances, Interest Rates and Yields.” The following table presents time certificates of deposit in amounts of $100,000 or more by maturity as of October 31, 2005:

Maturity
Over 3
		months	Over 6 months
	3 months	through 6	through 12	Over 12
	or less	Months	months	months	Total

Time certificates of $100,000 or more	$39,160,309	$9,801,598	$12,758,032	$7,592,905	$69,312,844
VI.	Return on Equity and Assets
Return on equity, return on assets and other ratios can be found in Item 6 of this report.
VII.	Short-Term Borrowings
The average balance for each category of short-term borrowings was under 30% of year-end stockholders’ equity during the years ended October 31, 2005, 2004, and 2003. Therefore, no detailed information on short-term borrowings is required to be presented.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s income is dependent to a large degree on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice at a different time than interest-earning assets and to the degree that market interest rates change over that time. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market interest rates could adversely affect net interest income. Conversely, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. This risk is known as interest rate risk and it is the Company’s primary market risk.
The Company currently focuses lending efforts toward originating and purchasing competitively priced adjustable-rate and fixed-rate loan products with short to intermediate terms to maturity, generally 5 years or less. This theoretically allows the Company to maintain a portfolio of loans that will have relatively little sensitivity to changes in the level of interest rates while providing a reasonable spread to the cost of liabilities used to fund the loans.
One objective of the Company’s investment portfolio is to provide the liquidity necessary to meet the funding needs of the loan portfolio. The investment portfolio is also used in the ongoing management of changes to the Company’s asset/liability mix, while contributing to profitability through earnings flow. The investment policy generally calls for funds to be invested among various categories of security types and maturities based upon the Company’s needs for liquidity, achieving a proper balance between minimizing risk while maximizing yield, providing collateral for borrowings, and fulfilling the Company’s asset/liability management goals.

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio, and due to the relatively short-term nature of a portion of its borrowed funds. Consequently, the results of operations are generally influenced by the level of short-term interest rates. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis. The Company uses borrowed funds for both the purchase of investment securities and for day-to-day cash management.
The Company emphasizes and promotes its savings, money market, demand and interest-bearing demand accounts and, subject to market conditions, certificates of deposit with maturities of three months through five years, principally in its primary market area. The savings and interest-bearing demand accounts tend to be less susceptible to rapid changes in interest rates.
In managing its asset/liability mix, the Company, at times, depending on the relationship between long-term and short-term interest rates, market conditions, and consumer preference, may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities. Management believes the increased net income that may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can, at times, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates that may result from such a mismatch. The Company has established limits, which may change from time to time, on the level of acceptable interest rate risk. There can be no assurance, however, that in the event of an adverse change in interest rates, the Company’s efforts to limit interest rate risk will be successful.
The Company manages its interest rate risk by maintaining an appropriate balance between interest sensitive assets and interest sensitive liabilities to reduce interest rate risk exposure while also providing liquidity to satisfy the cash flow requirements of operations and to meet customers’ fluctuating demands for funds, in terms of loan requests and deposit withdrawals. The Company’s asset/liability risk policy sets the necessary guidelines for managing the volume and mix of assets and other funding sources. In addition, the Company has established a system for monitoring its net interest rate sensitivity position.
Interest rate risk is managed by the Company’s Rate Committee (Committee), which performs asset/liability management at Metrobank’s level in accordance with policies approved by the Company’s Board of Directors. The Committee is comprised of the Bank’s President, Controller, Senior Lender, Cashier, Trust Officer, Retail Manager and Marketing Officer. The Committee formulates strategies based on what they believe to be appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the Committee considers the impact on earnings, capital levels and general economic conditions.
The Company uses a net interest income simulation model to estimate near-term risk due to changes in interest rates. The model, which is updated quarterly, incorporates substantially all assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Balance sheet changes are based on expected prepayments of loans and securities. The Committee uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 100 and 200 basis points. The results from the simulation are normally reviewed by the Committee quarterly and are used to guide the Committee’s asset/liability strategy. Asset/liability risk guidelines approved by the Company’s Board of Directors generally limit the estimated decline in net interest income over the succeeding 12 months. In the event the forecasted decline exceeds 25% of the forecasted net interest income given a 200 basis points change in interest rates, the Board will increase its scrutiny and may change its strategy, if necessary. As of October 31, 2005, the estimated effect of an immediate 200 basis point increase in rates was a decrease in forecasted net interest income for 12 months of 11.08%. The estimated effect of an immediate 200 basis point decrease in rates was an increase in forecasted net interest income for 12 months of 5.67%.

The Committee has attempted to manage the Company’s interest rate risk given that there has been an increasing rate environment for more than one year. Since June 2004, the Federal Open Market Committee began increasing short-term interest rates in twenty-five (25) basis point increments, to a more normal level, from historically low levels. Through November 1, 2005, there have been twelve (12) such increases. As this happened, longer term rates moderated creating a flattening in the yield curve. This action is indicative of limited concern about long-term inflation at this time. While management does not anticipate a significant shift in market interest rates in the near future, it does believe that there is less risk from declining interest rates than from rising interest rates, and interest rate risk management has reflected this belief.
Interest-earning assets and interest-bearing liabilities are those which have yields or rates which are subject to change within a future time period due to maturity of the instrument or changes in the rate environment. “GAP” refers to the difference between interest-earning assets and interest-bearing liabilities repricing within given time frames. As a result, major fluctuations in net interest income and net earnings could occur due to imbalances between the amounts of interest-earning assets and interest-bearing liabilities, as well as different repricing characteristics. GAP management seeks to protect earnings by maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities in order to minimize fluctuations in the net interest margin and net earnings in periods of volatile interest rates.
The following table summarizes the Company’s interest rate sensitivity analysis at October 31, 2005:

	Volumes Subject to Repricing Within
		Over three	Over one
	Three	months	year
	months	through	through	Over
	or less	one year	five years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$8,650	$—	$—	$—	$8,650
Investment securities	22,625	34,212	199,468	37,820	294,125
Loans held for sale	14,160	—	—	—	14,160
Loans	49,948	13,414	135,517	10,341	209,220
Other	544	—	—	—	544

Total interest-earning assets	$95,927	$47,626	$334,985	$48,161	$526,699

Interest-bearing liabilities:
Deposits
Interest-bearing demand and money market accounts	$46,808	$89,574	$84,751	$—	$221,133
Savings	8,253	12,380	20,634	—	41,267
Time, $100,000 and over	39,160	22,560	7,593	—	69,313
Time, under $100,000	36,718	60,283	34,439	—	131,440
Short-term borrowings	4,748	—	—	—	4,748
Federal Home Loan Bank advances	—	—	1,000	—	1,000
Notes payable	5,434	—	—	—	5,434
Junior subordinated debentures	10,309	—	—	—	10,309

Total interest-bearing liabilities	$151,430	$184,797	$148,417	$—	$484,644

Periodic gap	$(55,503)	$(137,171)	$186,568	$48,161
Cumulative period gap	(55,503)	(192,674)	(6,106)	42,055
Cumulative period gap to total assets	(9.6%)	(33.3%)	(1.1%)	7.3%

The data in this table incorporates contractual repricing characteristics as well as an estimate of the actual repricing characteristics of the Company’s assets and liabilities. Based on the estimate, 20% of the interest-bearing demand and savings deposits are included in the three months or less category, 30% in the over three months through one year category, and the remainder in the over one year through five years category. Also, 25% of the money market accounts are included in the three months or less category with the remainder in the over three months through one year category.
Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Metrocorp’s financial statements and related supplementary data may be found beginning at page F-1 of this report and are incorporated herein by reference:
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Metrocorp’s principal executive officer, Gary D. Andersen, and principal financial officer, John R. McEvoy, Jr., evaluated the effectiveness of Metrocorp’s disclosure controls and procedures as of October 31, 2005 (“Evaluation Date”). Based on that evaluation, they concluded that as of the Evaluation Date, Metrocorp’s disclosure controls and procedures are effective to allow timely communication to them of information relating to Metrocorp and Metrobank required to be disclosed in its filings with the Commission under the Exchange Act. Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended October 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding the executive officers and directors of Metrobank and Metrocorp:

Name	Age	Current Positions
Gary D. Andersen	58	Director and President of Metrocorp and Metrobank; member of Metrocorp Executive Committee and Salary Committee
Nancy R. Hamilton	55	Director of Metrocorp and Metrobank; Senior Vice President, Trust Officer of Metrobank; Vice President of Metrocorp
Marcus V. Hobert	50	General Counsel and Compliance Officer of Metrobank
John T. Kustes	55	Senior Vice President, Operations and Cashier of Metrobank
John R. McEvoy, Jr.	52	Senior Vice President, Controller of Metrobank
Kirk A. Metzger	38	Senior Vice President, Trust Officer
Bart D. Ottens	40	Senior Vice President, Lending of Metrobank
Roland D. Petersen	69	Director of Metrocorp and Metrobank; member of Metrocorp Audit Committee
Ben H. Ryan, Jr.	80	Chairman of Metrocorp and Metrobank; member of Metrocorp Executive Committee, Salary Committee and Audit Committee
David A. Skinner	55	Director of Metrocorp and Metrobank; member of Metrocorp Salary Committee and Chairman of Audit Committee
Julius J. Van Paemel	62	Director and Secretary of Metrocorp and Metrobank; Senior Vice President of Metrobank; Vice President of Metrocorp; member of Metrocorp Executive Committee
Metrocorp’s Bylaws authorize 5 to 25 directors. The six directors that serve on Metrocorp’s Board of Directors also comprise the Board of Directors of Metrobank. Each of Metrocorp’s and Metrobank’s executive officers serves at the discretion of the respective Board of Directors. All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified or until their death, resignation or removal. Officers are appointed by the Board of Directors and hold office until their successors are appointed or until their resignation or removal.
Gary Andersen has served as director of Metrocorp and Metrobank since 1985. Mr. Andersen joined Metrobank in 1975 and has served as President since 1993. Mr. Andersen is also a director of Genesis Health System, Illini Hospital, Illinois Quad City Civic Center Authority and R.E.D.E.E.M., an economic development organization.
Nancy Hamilton has served as Senior Vice President, Trust Officer of Metrobank since 1990 and as a director of Metrocorp and Metrobank since 2000.
Marcus Hobert has served as General Counsel and Compliance Officer of Metrobank since 1986.
John Kustes has served as Senior Vice President, Operations and Cashier of Metrobank since December 2003. From 2000 until December 2003, Mr. Kustes served as Vice President, Operations of Metrobank.
John McEvoy has served as Senior Vice President, Controller of Metrobank since 2003. From 1993 until 2003, Mr. McEvoy served as Vice President, Cashier of Metrobank.
Kirk A. Metzger has served as Senior Vice President, Trust Officer since August 2005. He previously served as a Vice President and Senior Trust Officer in the trust department of a regional bank.
Bart Ottens has served as Senior Vice President of Metrobank since December 2004. From 2001 until December 2004, Mr. Ottens served as Vice President of Metrobank.
Roland Petersen has served as a director of Metrocorp and Metrobank since 2003. Mr. Petersen is President of Petersen Stock Farm, Inc., a family farming operation.

Ben Ryan has served as Chairman of the Board of Metrocorp and Metrobank since 1984. Mr. Ryan joined Metrobank in 1954 serving as C.E.O. since 1967 before he retired in 1993. Mr. Ryan graduated from the University of Illinois and served as an assistant bank examiner for the State of Illinois followed by the position of a foreign branch inspector in Latin America for what is now Citibank.
David Skinner has served as a director of Metrocorp and Metrobank since 2004. Mr. Skinner has worked as an engineer at John Deere & Co. since 1978. He received an MBA degree from Kellogg School of Management, Northwestern University. Mr. Skinner is also a member of the Advisory Board of the Salvation Army of the Iowa Quad Cities.
Julius Van Paemel has served as Senior Vice President, Consumer Lending of Metrobank and as Secretary and a director of both Metrocorp and Metrobank since 1989. Mr. Van Paemel joined Metrobank following Metrobank’s acquisition of Colona Avenue State Bank where he served as President.
Board of Directors and Board Committees
Metrocorp’s Board of Directors met 16 times during the fiscal year ended October 31, 2005 and each director attended at least 75% of the meetings of the Board and Board committees on which they served. Although the Company has no formal policy, it encourages all Board members to attend the annual shareholders meeting. All directors attended the annual shareholders meeting held on December 20, 2004.
The Board of Directors of Metrocorp has established an Audit Committee that operates under a written charter, a copy of which is attached as an exhibit to this report. The purpose of the Company’s Audit Committee is to review and coordinate the audit conducted by Metrocorp’s independent auditors and matters relating to internal control systems. In performing this function, the Audit Committee reviews reports from the independent auditors and meets separately without representatives of senior management. The Audit Committee is comprised of Mr. Skinner (Chairman), Mr. Ryan and Mr. Petersen. In February 2006 the Board affirmatively determined that each member of the Audit Committee is independent under applicable SEC regulations and is financially literate. The Board has determined that Mr. Ryan is the Audit Committee financial expert as defined by Item 401(h) of SEC Regulation S-K. The committee meets on a monthly basis.
Metrocorp’s Salary Committee has the limited role of making recommendations to the Board of Directors with respect to the compensation of executive officers. It does not operate under a written charter. The committee is comprised of Mr. Skinner and Mr. Ryan, both of whom are independent, along with President Andersen. The independent directors meet in executive session to determine the compensation for Metrocorp’s President.
The Board of Directors has established an Executive Committee which may, while the Board of Directors is not in session, exercise all or any such of the powers of the Board of Directors as the Board may lawfully delegate. The Executive Committee shall report all its actions at the next regular meeting of the Board of Directors. It does not operate under a written charter. Members of the committee are Mr. Ryan, Mr. Andersen, and Mr. Van Paemel.
Members of Metrocorp’s Nominating Committee are Mr. Andersen and Ms. Hamilton. Nominations are approved by the entire Board of Directors. The Board has not established any specific standards for directors. However, the Board may identify certain skills or attributes as being particularly desirable for specific director nominees in order to complement the existing Board composition. Metrocorp does consider nominees recommended by shareholders.

Code of Ethics and Code of Business Conduct
Metrocorp has adopted a code of business conduct that applies to all officers, directors and employees and a code of ethics that applies to principal executive officers and senior financial officers. Copies of both codes are attached as exhibits to this report and copies are available without charge, upon request, to Gary D. Andersen at 1523 8th Street, East Moline, Illinois 61244.
Indemnification, Insurance and Limitation of Liability
Under its Bylaws, Metrocorp provides for indemnification, to the maximum extent permitted by law, of any person who is or was a director, officer or employee of Metrocorp or Metrobank against any claim, liability or expense arising against him or her because he or she is or was a director, officer or employee or was serving another entity as a director, officer, partner, trustee, employee or fiduciary at Metrobank’s or Metrocorp’s request. In September 2005, Metrocorp entered into indemnification agreements with each of its directors which are described under Item 11 of this report. Metrocorp also maintains director and officer insurance to help meet its indemnification requirements.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of Metrocorp or Metrobank pursuant to the foregoing provisions, or otherwise, Metrocorp and Metrobank have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by Metrocorp or Metrobank of expenses incurred or paid by a director, officer, or controlling person of Metrocorp or Metrobank in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, each of Metrocorp and Metrobank will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.
Section 16(a) Beneficial Ownership Reporting Compliance
The directors, executive officers and 10% or more beneficial owners of Metrocorp’s common stock were not subject to the reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended October 31, 2005.
ITEM 11. EXECUTIVE COMPENSATION
The table below summarizes information concerning compensation received by Metrocorp’s President and the three most highly compensated executive officers who earned more than $100,000 in salary and bonuses for the fiscal year ended October 31, 2005. Metrocorp does not have any plan which awards restricted stock awards, stock appreciation rights or stock options, any long-term incentive plans or other forms of long-term compensation.

		Annual Compensation
	Year ended			All Other
Name and Title	October 31,	Salary	Bonus	Compensation(1)(2)
Gary D. Andersen	2005	$208,000	$0	$8,610
President	2004	208,000	0	42,763
	2003	202,667	0	36,467

Julius J. Van Paemel	2005	111,100	0	6,451
Senior Vice President,	2004	111,101	0	25,449
Consumer Lending	2003	111,101	0	22,427

Nancy R. Hamilton	2005	$107,456	0	3,952
Senior Vice President/Trust Officer	2004	105,845	0	22,211
	2003	102,347	0	18,762

Marcus V. Hobert	2005	$106,703	0	6,109
General Counsel and	2004	105,104	0	24,004
Compliance Officer	2003	101,629	0	20,640

(1)	Includes payments for premiums for health insurance and term life insurance for all years shown.

(2)	Includes Metrocorp contributions to the Employee Stock Ownership Plan for the years of 2004 and 2003. The ESOP was terminated in 2004.
Salary Committee Interlocks and Insider Participation
No member of Metrocorp’s Salary Committee is an officer, former officer or employee of Metrocorp or Metrobank, except for Mr. Ryan who retired from Metrobank in 1993, and Mr. Andersen. Mr. Andersen is excused when the President’s salary is discussed. None of the Company’s executive officers had any interlocking relationship with any other for-profit entity during the fiscal year ended October 31, 2005.
Change of Control Severance Plan
On September 22, 2005, Metrocorp adopted a Change of Control Severance Plan for employees of the Company and its subsidiaries. This plan generally provides that if an employee is terminated without cause or resigns for good reason, as defined in the plan, following a “change of control,” such employee shall be entitled to receive a percentage of his base salary calculated depending on whether such employee is a non-officer, a junior officer, a vice president or a senior executive. In addition, the employee shall be reimbursed for COBRA coverage premiums in certain situations. A “change of control” generally means an acquisition of 50% or more of the Company’s securities, an acquisition of 25% or more of Metrocorp’s securities along with election of a new board, a transfer of substantially all of Metrocorp’s assets or a merger of the Company.
Stay Bonus Plan
On November 11, 2005, Metrocorp adopted a Stay Bonus Plan for employees of Metrocorp and its subsidiaries. This plan generally provides that upon a “change of control,” each employee who has been continually employed since adoption of the plan shall receive a payment in the amount of 12% of his annual base compensation. This plan does not apply to those key employees who executed the Incentive Bonus Agreements described below or to the Company’s inside directors. A “change of control” generally means an acquisition of 50% or more of Metrocorp’s securities, an acquisition of 25% or more of the Company’s securities along with election of a new board, a transfer of substantially all of the Company’s assets or a merger of Metrocorp.

Executive Agreements
Metrocorp has entered into the following agreements with its executive officers or directors:
     Indemnification Agreement. In September 2005 Metrocorp entered into indemnification agreements with each of its directors which generally provide that each director shall be indemnified to the fullest extent provided by law against all liabilities, attorneys’ fees and other costs incurred by the director and arising out of his status as a director of Metrocorp. These indemnification rights are not limited by any change of control of the Company and continue regardless of whether a director continues to serve as a director.
     Incentive Bonus Agreement. In October 2005 Metrocorp entered into incentive bonus agreements with the following executives and other employees of Metrobank: Bart Ottens, Branden Alexander, Doug Vanderlaan, Mark Milder, Rich Skrivseth and Lori Welsh. These agreements generally provide that when a “bonus event” occurs, and the employee has remained in continuous employment with Metrobank, then Metrobank shall pay a retention bonus of 20% of the employee’s annual base salary, less taxes. A “bonus event” is generally defined as a merger of Metrocorp into another corporation or a transfer of substantially all of the Company’s assets to another entity.
Director Compensation
During the fiscal year ended October 31, 2005, directors who are not also executive officers received $1,000 per board meeting for their service on the Board. The outside directors who serve on a Board committee received $50 per meeting for their service. Directors who are also executive officers receive no additional compensation for their role as directors. Each director also was covered by directors’ and officers’ liability insurance.
401(k) Plan
Metrobank maintains a 401(k) salary reduction plan covering all full-time employees of Metrobank who have completed one year of employment with 1,000 hours of service and are age 21 or older. Employees may contribute a portion of their eligible salaries to the plan. Metrobank did not make any contributions to the plan during the years ended October 31, 2005, 2004 and 2003.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the beneficial ownership of Metrocorp’s common stock as of February 20, 2006, by (1) each of the Company’s directors and executive officers, (2) each shareholder known to own beneficially 5% or more of the outstanding common stock and (3) all of the directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, management believes that each person has sole voting and dispositive power over his or her shares.

Common Stock Ownership

	Number of shares		Percentage of common
Beneficial Owners	beneficially owned		stock outstanding(1)
5% Holders

Cede & Co. P.O. Box 20 Bowling Green Station New York, NY 10004	207,099		17.46%

Directors and Executive Officers

Gary D. Andersen	13,816	(2)	1.16%
Nancy R. Hamilton	10,140	(3)	*
Marcus V. Hobert	22,020	(4)	1.86%
John T. Kustes	2,300	(5)	*
John R. McEvoy, Jr.	5,781		*
Kirk A. Metzger	0		*
Bart D. Ottens	1,991	(6)	*
Roland D. Petersen	5,250		*
Ben H. Ryan, Jr.	8,130		*
David A. Skinner	300		*
Julius J. Van Paemel	11,223		*
Directors and executive officers as a group (11 persons)	80,951		6.83%

*	Indicates ownership which does not exceed 1.0%.

(1)	The percentage beneficially owned was calculated based on 1,186,068 shares of common stock outstanding, with the 1,298,962 shares of treasury stock not included.

(2)	Includes 336 shares owned jointly with his spouse.

(3)	Includes 9,215 shares held by Primevest Financial for the benefit of Ms. Hamilton.

(4)	Includes 6,920 shares owned by Mr. Hobert’s spouse and 10,100 shares held by Primevest Financial for the benefit of Mr. Hobert.

(5)	Includes 2,000 shares held by Citigroup Global Markets, Inc. for the benefit of Mr. Kustes.

(6)	Includes 300 shares owned jointly with his spouse, 1,124 shares held by Primevest Financial for the benefit of Mr. Ottens, and 567 shares held by Primevest Financial for the benefit of his spouse.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Metrobank does not currently purchase any goods and/or services from any of its directors or executive officers or any of their related businesses in the normal course of business. In the event of any such transaction it would be subject to approval by the Board of Directors.
Some of Metrocorp’s directors, executive officers and shareholders who own 5% or more of the Company’s common stock and their associates, which include corporations, partnerships and other organizations in which they are officers or partners or in which they or their immediate families have at least a 5% interest, are occasionally Metrobank’s customers. During the fiscal year ended October 31, 2005, Metrobank made loans in the ordinary course of business to the directors, executive officers and principal shareholders and their associates. At October 31, 2005, these loans aggregated approximately $826,980. It is the policy of Metrobank that if such loans are made, they are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons unaffiliated with Metrobank and do not involve more than the normal risk of collectibility or present other unfavorable features. The loans noted in this paragraph were made on substantially those terms. Loans to directors, executive officers and principal shareholders are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by us to executive officers, directors and principal shareholders satisfy the foregoing standards. Metrocorp and Metrobank expect to have such transactions or transactions on a similar basis with our directors, executive officers and principal shareholders and their associates in the future.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
McGladrey & Pullen LLP, Certified Public Accountants, provided accounting and auditing services to Metrocorp and its subsidiaries during the year ended October 31, 2005.
Audit Fees, Audit Related Fees, Tax Fees and All Other Fees
The following table presents fees for professional audit services rendered by McGladrey & Pullen, LLP for the audit of Metrocorp’s annual financial statements for the years ended October 31, 2005 and 2004, and fees billed for other services rendered by McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc. during such years.

	Year Ended October 31,
	2005	2004
Audit fees(1)	$62,000	$52,200
Audit-related fees (2)	12,722	10,800
Tax fees(3)	11,356	12,871
All other fees(4)	3,415	—

Total	$89,493	$75,871

(1)	Audit fees represent fees for professional services provided for the audit of Metrocorp’s annual financial statements.

(2)	Fees in connection with benefit plans.

(3)	Tax fees consist of fees for tax compliance services for Metrocorp and its subsidiaries.

(4)	All other fees consist primarily of accounting research assistance.
The charter of the Audit Committee adopted in February 2006 provides that the committee shall pre-approve all auditing services and non-audit services (other than de minimus non-audit services) to be provided by the independent auditor. The committee then communicates its approval to management. The Audit Committee pre-approved 100% of the audit-related services, tax services and all other services performed by McGladrey & Pullen, LLP and RSM McGladrey, Inc. during the fiscal year ended October 31, 2005.
Independence
The Audit Committee considered the effect that provision of the services described under “tax fees” and “all other fees” above may have on the independence of McGladrey & Pullen, LLP. These fees amounted to approximately 17% of the total fees paid during the fiscal year ended October 31, 2005. The Audit Committee approved these services and determined they were compatible with maintaining the independence of McGladrey & Pullen, LLP as Metrocorp’s principal accountant.
Reporting
Metrocorp and its subsidiaries have adopted a procedure for employee concerns and complaints regarding accounting or auditing matters which provides for anonymous reporting of accounting concerns.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
1.	Financial Statements. The consolidated financial statements of the Registrant are included beginning at page F-1 of this report and are incorporated herein by reference.

2.	Financial Statement Schedules. Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto contained in this report.

3.	Exhibits. The following documents are included or incorporated by reference in this annual report on Form 10-K and this list includes the Exhibit Index.

Exhibit
Number	Description
3.1	Articles of Incorporation of Metrocorp, as amended to date
3.2	Bylaws of Metrocorp
4.1	Amended and Restated Trust Agreement among Metrocorp, Inc., Wilmington Trust Company and the Administrators named therein dated November 1, 2001
4.2	Subordinated Loan Agreement between Metrocorp, Inc. and Metrocorp Capital Trust I dated November 1, 2001
4.3	Guarantee Agreement by Metrocorp, Inc. dated November 1, 2001
4.4	Form of Trust Preferred Certificate of Metrocorp Capital Trust I
4.5	Certificate of Trust of Metrocorp Capital Trust I (Exhibit A to Exhibit 4.1 hereto)
10.1	Form of Indemnification Agreement between Metrocorp and each director of Metrocorp
10.2	Form of Incentive Bonus Agreement between Metrocorp and each of Gary Andersen, Nancy Hamilton, Julius Van Paemel, Bart Ottens and other employees
10.3	Change of Control Severance Plan dated September 22, 2005
10.4	Stay Bonus Plan dated November 11, 2005
10.5	Renewal of Lease Agreement between Wal-Mart Stores, Inc. and Metrobank, NA dated July 11, 2000
10.6	Replacement Revolving Note payable by Metrocorp to La Salle Bank, N.A. dated August 5, 2002, due July 24, 2008
10.7	Loan Agreement between Metrobank and La Salle Bank, NA dated November 1, 2001, as amended by the First Amendment to Loan Agreement dated November 30, 2001, and the Second Amendment to Loan Agreement dated August 5, 2002
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers
14.2	Code of Business Conduct
21.1	Metrobank, NA, Community Insurance, Inc. and Metrocorp Capital Trust I are the only subsidiaries of the Registrant
24.1	Power of Attorney (included on the signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit
Number	Description
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99.1	Charter of the Audit Committee of Metrocorp, Inc.
(b)	Exhibits filed:

See Exhibit Index under Item 15(a)(3) above for the list of exhibits required to be filed by Item 601 of Regulation S-K with this report.

(c)	Financial Statement Schedules filed:

See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP, INC.
(Registrant)

By:	/s/ Gary D. Andersen	February 27, 2006
	Gary D. Andersen, President	(Date)
(principal executive officer)

By:	/s/ John R. McEvoy, Jr.	February 27, 2006
	John R. McEvoy, Jr., Senior Vice President/Controller	(Date)
(principal financial officer)
Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints Gary D. Andersen and John R. McEvoy, Jr. with full power to each of them to act without the other, as the undersigned’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities (until revoked in writing), to sign this Form 10-K and any and all amendments (including post-effective amendments) thereto, to file the same, together with all exhibits thereto and documents in connection therewith, with the Securities and Exchange Commission, to sign any and all applications, registration statements, notices and other documents necessary or advisable to comply with the applicable state securities authorities, granting unto said attorney-in-fact and agent, or his or their substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as the undersigned might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

METROCORP, INC.
(Registrant)

By:	/s/ Gary D. Andersen	February 27, 2006

Gary D. Andersen, Director

By:	/s/ Nancy R. Hamilton	February 27, 2006

Nancy R. Hamilton, Director

By:	/s/ Roland D. Petersen	February 27, 2006

Roland D. Petersen, Director

By:	/s/ Ben H. Ryan, Jr.	February 27, 2006

Ben H. Ryan, Jr., Director

By:	/s/ David A. Skinner	February 27, 2006

David A. Skinner, Director

By:	/s/ Julius J. Van Paemel	February 27, 2006

Julius J. Van Paemel, Director

McGladrey & Pullen
Certified Public Accounts
R E P O R T   O F   I N D E P E N D E N T   R E G I S T E R E D
P U B L I C   A C C O U N T I N G   F I R M
To the Board of Directors and Stockholders
Metrocorp, Inc.
East Moline, Illinois
We have audited the accompanying consolidated balance sheets of Metrocorp, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended October 31, 2005, 2004, and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metrocorp, Inc. and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended October 31, 2005, 2004, and 2003 in conformity with U.S. generally accepted accounting principles.
/s/ McGladrey & Pullen, LLP
Davenport, Iowa
November 18, 2005
McGladrey & Pullen, LLP is a member firm of RSM International —
an affiliation of separate and independent legal entities.

C O N S O L I D A T E D   B A L A N C E   S H E E T S
October 31, 2005 and 2004

	2005	2004

Assets
Cash and due from banks (Note 2)	$20,242,642	$24,419,553
Federal funds sold	8,650,000	5,250,000
Securities available for sale (Note 4)	294,125,263	285,441,610
Loans held for sale (Note 5)	14,160,176	13,409,164

Loans (Notes 6 and 18)	209,220,001	219,757,787
Allowance for loan losses	(2,519,213)	(3,471,118)

Loans, net	206,700,788	216,286,669

Accrued interest receivable	7,385,857	7,232,699
Premises and equipment, net (Note 7)	9,045,775	8,668,876
Intangible assets, net (Note 8)	10,763,201	10,962,444
Other assets	7,903,000	4,018,315

Total assets	$578,976,702	$575,689,330

Liabilities and Stockholders’ Equity

Liabilities:
Deposits (Note 9):
Demand deposits, noninterest-bearing	$48,257,954	$47,425,625
Interest-bearing demand and money market accounts	221,133,113	209,789,737
Savings	41,267,265	41,337,897
Time, $100,000 and over	69,312,844	80,102,480
Time, other	131,440,187	121,359,364

Total deposits	511,411,363	500,015,103

Short-term borrowings (Note 10)	4,747,578	4,733,657
Federal Home Loan Bank advances (Note 11)	1,000,000	1,000,000
Notes payable (Note 13)	5,433,970	6,164,841
Junior subordinated debentures (Note 14)	10,309,278	10,309,278
Accrued interest payable and other liabilities	2,534,003	2,522,912

Total liabilities	535,436,192	524,745,791

Commitments and Contingencies (Note 16)

Redeemable common stock held by
Employee Stock Ownership Plan Participants (Note 12) (2005 — 144,421 shares; 2004 — 328,676 shares)	6,491,724	11,766,601

Stockholders’ Equity (Note 17):
Common stock, $.20 par value; shares authorized 3,000,000; shares issued and outstanding 2005 — 2,340,609 and 1,041,647; 2004 — 2,156,354 and 1,038,337, respectively	468,122	431,271
Additional paid-in capital	4,406,006	4,059,606
Retained earnings	50,506,859	40,988,823
Accumulated other comprehensive income (loss)	(1,708,849)	3,462,268
Unearned ESOP shares	—	(53,777)
Treasury stock, at cost (2005 — 1,298,962 shares; 2004 — 1,118,017 shares)	(16,623,352)	(9,711,253)

Total stockholders’ equity	37,048,786	39,176,938

Total liabilities and stockholders’ equity	$578,976,702	$575,689,330

See Notes to Consolidated Financial Statements.

     C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E
     Years Ended October 31, 2005, 2004, and 2003

	2005	2004	2003

Interest income:
Loans	$13,311,049	$12,857,018	$15,766,382
Securities:
Taxable	8,372,062	8,411,899	8,159,476
Exempt from federal income tax	2,711,725	2,569,788	2,077,857
Federal funds sold	52,664	9,442	69,392
Other	256,061	173,704	156,312

Total interest income	24,703,561	24,021,851	26,229,419

Interest expense:
Interest-bearing demand and money market accounts	2,972,640	2,453,249	2,547,565
Savings deposits	212,688	199,964	212,230
Time deposits	5,097,237	3,562,693	5,465,681
Short-term borrowings	292,357	157,877	49,877
Federal Home Loan Bank advances	137,831	108,842	87,959
Notes payable	290,592	216,581	246,834
Junior subordinated debentures	670,103	504,725	—
Trust preferred securities	—	—	495,973

Total interest expense	9,673,448	7,203,931	9,106,119

Net interest income	15,030,113	16,817,920	17,123,300
Provision for loan losses (Note 6)	(1,150,000)	—	1,766,000

Net interest income after provision for loan losses	16,180,113	16,817,920	15,357,300

Noninterest income:
Service charges on deposit accounts	1,324,598	1,410,077	1,667,304
Gains on sales of loans	648,074	753,385	1,516,534
Securities gains, net	62,268	19,931	206,337
Trust fees	475,502	550,881	517,342
ATM foreign transaction fees	628,880	671,513	712,944
Merchant, debit/credit card fees	863,929	776,430	741,479
Other income	889,850	931,491	1,173,877

Total noninterest income	4,893,101	5,113,708	6,535,817

Noninterest expense:
Salaries and employee benefits	8,460,437	9,577,323	9,816,080
Occupancy and equipment expense	1,712,883	1,614,570	1,616,949
Data processing expenses	416,984	349,686	344,953
Merchant, debit/credit card expenses	658,172	581,515	523,139
Other expenses	3,238,706	3,364,314	3,295,199

Total noninterest expense	14,487,182	15,487,408	15,596,320

Income before income taxes	6,586,032	6,444,220	6,296,797
Income tax expense (Note 15)	1,499,397	1,407,290	1,541,983

Net income	$5,086,635	$5,036,930	$4,754,814

Earnings per share, basic and diluted	$3.98	$3.71	$3.51
Weighted average common shares outstanding	1,278,472	1,358,887	1,354,752
See Notes to Consolidated Financial Statements.

C O N S O L I D A T E D   S T A T E M E N T S   O F  C H A N G E S   I N  S T O C K H O L D E R S’   E Q U I T Y
Years ended October 31, 2005, 2004, and 2003

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings

Balance, October 31, 2002	$439,798	$4,139,762	$34,676,812
Cash dividends, $0.344 per share	—	—	(482,697)
Purchase of 44,750 shares of treasury stock	—	—	—
Payment for unearned ESOP shares by ESOP	—	—	—
Tax benefit for dividends paid to ESOP	—	—	8,616
Release of ESOP shares, net of expiring puts and repurchases	(5,356)	(50,347)	(801,257)
Appreciation in redeemable ESOP shares	—	—	(782,050)

Comprehensive income:
Net income	—	—	4,754,814
Other comprehensive income, net of tax (Note 4)	—	—	—

Total comprehensive income

Balance, October 31, 2003	434,442	4,089,415	37,374,238
Cash dividends, $0.352 per share	—	—	(485,609)
Purchase of 22,177 shares of treasury stock	—	—	—
Payment for unearned ESOP shares by ESOP	—	—	—
Tax benefit for dividends paid to ESOP	—	—	4,595
Release of ESOP shares, net of expiring puts and repurchases	(3,171)	(29,809)	(514,052)
Appreciation in redeemable ESOP shares	—	—	(427,279)

Comprehensive income:
Net income	—	—	5,036,930
Other comprehensive (loss), net of tax (Note 4)	—	—	—

Total comprehensive income

Balance, October 31, 2004	431,271	4,059,606	40,988,823
Cash dividends, $0.360 per share	—	—	(460,225)
Purchase of 180,945 shares of treasury stock	—	—	—
Payment for unearned ESOP shares by ESOP	—	—	—
Repurchase of shares and expiring puts in excess of ESOP shares released	36,851	346,400	6,213,078
Appreciation in redeemable ESOP shares	—	—	(1,321,452)

Comprehensive income (loss):
Net income	—	—	5,086,635
Other comprehensive (loss), net of tax (Note 4)	—	—	—

Total comprehensive (loss)

Balance, October 31, 2005	$468,122	$4,406,006	$50,506,859

See Notes to Consolidated Financial Statements.

Accumulated Other	Unearned
Comprehensive	ESOP	Treasury
Income (Loss)	Shares	Stock	Total

$4,507,219	$(1,289,407)	$(7,464,923)	$35,009,261
—	—	—	(482,697)
—	—	(1,453,225)	(1,453,225)
—	604,598	—	604,598
—	—	—	8,616
—	—	—	(856,960)

—	—	—	(782,050)

—	—	—	4,754,814
219,740	—	—	219,740

			4,974,554

4,726,959	(684,809)	(8,918,148)	37,022,097
—	—	—	(485,609)
—	—	(793,105)	(793,105)
—	631,032	—	631,032
—	—	—	4,595
—	—	—	(547,032)
—	—	—	(427,279)

—	—	—	5,036,930
(1,264,691)	—	—	(1,264,691)

			3,772,239

3,462,268	(53,777)	(9,711,253)	39,176,938
—	—	—	(460,225)
—	—	(6,912,099)	(6,912,099)
—	53,777	—	53,777
—	—	—	6,596,329
—	—	—	(1,321,452)

—	—	—	5,086,635
(5,171,117)	—	—	(5,171,117)

			(84,482)

$(1,708,849)	$0	$(16,623,352)	$37,048,786

See Notes to Consolidated Financial Statements.

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
Years ended October 31, 2005, 2004, and 2003

	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$5,086,635	$5,036,930	$4,754,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	774,009	833,865	840,243
Provision for loan losses	(1,150,000)	—	1,766,000
Deferred income tax expense (benefit)	613,831	271,195	(179,519)
Amortization of premium and accretion of discount on securities, net	1,990,552	1,939,599	1,610,854
Amortization of intangible assets	199,243	199,243	199,243
Securities gains, net	(62,268)	(19,931)	(206,337)
Gains on sales of real estate loans	(180,999)	(250,292)	(1,169,293)
Gains on sales of student loans	(467,075)	(503,093)	(347,241)
Real estate loans originated for sale	(17,711,380)	(19,499,596)	(95,102,639)
Student loans originated for sale	(30,620,914)	(27,527,177)	(23,564,974)
Proceeds from sales of real estate loans	17,628,430	21,135,925	96,132,766
Proceeds from sales of student loans	30,600,926	30,426,592	22,641,774
(Increase) decrease in accrued interest receivable and other assets	(2,072,769)	(36,883)	892,937
Increase in accrued interest payable and other liabilities	696,822	173,602	164,165

Net cash provided by operating activities	5,325,043	12,179,979	8,432,793

Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold	(3,400,000)	(5,250,000)	7,400,000
Proceeds from sales of securities available for sale	1,535,030	5,019,844	20,042,974
Proceeds from maturities and calls of securities available for sale	30,073,000	22,084,403	40,732,265
Proceeds from principal paydowns on securities available for sale	2,640,524	4,824,417	22,019,785
Purchase of securities available for sale	(53,296,244)	(66,039,937)	(119,652,833)
Net decrease in loans	10,735,881	13,006,721	25,576,387
Purchases of premises and equipment, net	(1,150,908)	(220,995)	(907,927)

Net cash (used in) investing activities	(12,862,717)	(26,575,547)	(4,789,349)

Cash Flows from Financing Activities:
Net increase in deposits	11,396,260	13,069,093	844,133
Net increase (decrease) in short-term borrowings	13,921	2,596,880	(136,500)
Repayment of term Federal Home Loan Bank advances	—	—	(3,000,000)
Repayment of notes payable	(677,094)	(731,770)	(729,267)
Cash dividends paid	(460,225)	(485,609)	(482,697)
Purchase of treasury stock	(6,912,099)	(793,105)	(1,453,225)

Net cash provided by (used in) financing activities	3,360,763	13,655,489	(4,957,556)

See Notes to Consolidated Financial Statements.

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S (c o n t i n u e d)
Years ended October 31, 2005, 2004, and 2003

	2005	2004	2003

(Decrease) in cash and due from banks	$(4,176,911)	$(740,079)	$(1,314,112)

Cash and due from banks:
Beginning of year	24,419,553	25,159,632	26,473,744

End of year	$20,242,642	$24,419,553	$25,159,632

Supplemental Disclosures of Cash Flow Information, cash paid during the year for:
Interest	$9,013,246	$7,267,094	$9,646,990
Income taxes	897,484	729,468	1,253,503
Supplemental Disclosures of Noncash Investing and Financing Activities:
Payment on ESOP note payable by ESOP	53,777	631,032	604,598
Tax benefit for dividends paid to ESOP	—	4,595	8,616
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	(5,171,117)	(1,264,691)	219,740
Change in redeemable common stock held by ESOP participants	(5,274,877)	974,311	1,639,010
Transfer of student loans from held for investment to held for sale portfolio	—	4,134,629	—
See Notes to Consolidated Financial Statements.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 1. Nature of Business and Significant Accounting Policies
Nature of Business: The Company is engaged in the business of commercial and retail banking and trust and insurance services conducted through its subsidiaries, Metrobank, N.A., Community Insurance, Inc., and Metrocorp Capital Trust I. Metrobank’s main office and eighteen branch offices are located in western Illinois and eastern Iowa. Customers in these areas are the primary source of the Company’s deposit, loan, and trust activities. The majority of the Company’s income is derived from commercial and retail lending, deposit activities, and investments. Metrocorp Capital Trust I was capitalized in November 2001 for the purpose of issuing trust preferred securities.
SIGNIFICANT ACCOUNTING POLICIES:
Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses is inherently subjective as it requires material estimates that are susceptible to significant change. The fair value disclosure of financial instruments and the liability for redeemable common stock held by ESOP participants are estimates that can be computed within a range.
Principles of consolidation: The consolidated financial statements of Metrocorp, Inc. (the Company) include the accounts of the Company and its wholly-owned subsidiaries, except Metrocorp Capital Trust I, which under current accounting rules, no longer meets the criteria for consolidation. Significant intercompany balances and transactions have been eliminated in consolidation.
Industry Segment Information: The primary source of income for the Company is interest from the origination of consumer, commercial, agricultural, commercial real estate, and residential real estate loans along with interest on the investment securities portfolio. See Note 6 for a discussion of concentrations of credit risk. The Company accepts deposits from customers in the normal course of business primarily in western Illinois and eastern Iowa. The Company operates primarily in the banking industry which accounts for more than 99% of its revenues, operating income, and assets, with the remaining operations coming from the operation of Community Insurance. The Company uses the “management approach” for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the “management approach” model, the Company has determined that its business is comprised of a single operating segment.
Presentation of cash flows: For purposes of reporting cash flows, cash and cash equivalents include cash on-hand and amounts due from banks. Cash flows from loans, deposits, and short-term borrowings are treated as net increases or decreases.
Securities available-for-sale: Securities available-for-sale are carried at fair value and consist of those securities which the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons. Unrealized gains and losses are reported as increases or decreases in accumulated other comprehensive income.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 1. Nature of Business and Significant Accounting Policies(Continued)
Gains and losses on disposition are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method, and are included in earnings.
Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Loans held for sale: Residential real estate and student loans, which are originated and intended for resale in the secondary market in the foreseeable future, are classified as held for sale. These loans are carried at lower of cost or estimated market value in the aggregate. As assets specifically acquired for resale, the origination of, disposition of, and gain or loss on these loans are classified as operating activities in the statement of cash flows.
Loans: Loans that management has the intent and ability to hold for the foreseeable future, or until payoff or maturity occurs, are classified as held for investment. These loans are stated at the amount of unpaid principal adjusted for charge-offs, the allowance for estimated loan losses on loans, and any deferred fees and/or costs on originated loans. Interest is credited to earnings as earned based on the principal amount outstanding. Deferred direct loan origination fees and/or costs are amortized as an adjustment of the related loan’s yield. As assets held for and used in the production of services, the origination and collection of these loans is classified as an investing activity in the statement of cash flows.
Allowance for loan losses: The allowance for loan losses is maintained at the level considered adequate by management of the Company to provide for losses that are probable. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In determining the adequacy of the allowance, the Company considers the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that in management’s judgment deserve evaluation.
Loans are considered impaired when, based on current information and events, it is probable the Company involved will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to an impaired loan is computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan’s effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported.
Credit related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit, including unused lines of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

\

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Transfers of financial assets: Transfers of financial assets are accounted for as sales, only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the assets if received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.
Premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided by the straight-line and declining balance methods over the estimated useful lives of the assets, which range from ten to forty years for buildings and improvements and from three to fifteen years for furniture and equipment.
Other revenue recognition: Revenue from trust services and other service charges and fees is recognized as the services are provided.
Goodwill: Goodwill is not amortized but is subject to an impairment test at least annually, or more often if conditions indicate a possible impairment.
Income taxes: The Company files its tax return on a consolidated basis with its subsidiaries. The entities follow the direct reimbursement method of accounting for income taxes under which income taxes or credits which result from the subsidiary’s inclusion in the consolidated tax return are paid to or received from the parent company.
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Trust assets: Trust assets held by the Bank in a fiduciary or agency capacity for its customers, other than trust cash on deposit at the Bank, are not included in the accompanying consolidated balance sheets since such items are not assets of the Bank.
Earnings per share: Basic per share amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock unless the effect is to reduce the loss or increase the income per common share. Allocated shares held by the employee stock ownership plan are considered to be outstanding shares.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Current accounting development: In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Effective for fiscal years ending after December 15, 2003, companies were required to disclose information about debt or marketable equity securities with market values below carrying values. The Company previously implemented the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other-than-temporary, and record other-than-temporary losses in earnings. In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which will apply to reporting periods beginning after December 15, 2005. The FSPs provide guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. The FSPs also include accounting considerations subsequent to the recognition of other-than-temporary impairment and requirements for certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.
Stock Split: During the year ended October 31, 2004, the Company declared a 10:1 common stock split, effected in the form of a stock dividend. All share and per share data has been retroactively adjusted to reflect the split, as if it had occurred on November 1, 1995.
Reclassifications: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with current year presentations.
Note 2. Restrictions on Cash and Due from Banks
The Bank is required by federal banking regulations to maintain certain reserve balances in cash and due from banks. The reserve requirement was approximately $16,712,000 and $16,223,000 as of October 31, 2005 and 2004, respectively.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 3. Comprehensive Income
Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.
Other comprehensive income (loss) is comprised as follows:

	Before	Tax Expense	Net
	Tax	(Benefit)	of Tax

Year ended October 31, 2005:
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) arising during the year	$(8,373,485)	$(3,240,538)	$(5,132,947)
Less reclassification adjustment for gains included in net income	62,268	24,098	38,170

Other comprehensive (loss)	$(8,435,753)	$(3,264,636)	$(5,171,117)

Year ended October 31, 2004:
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) arising during the year	$(2,043,188)	$(790,715)	$(1,252,473)
Less reclassification adjustment for gains included in net income	19,931	7,713	12,218

Other comprehensive (loss)	$(2,063,119)	$(798,428)	$(1,264,691)

Year ended October 31, 2003:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the year	$564,804	$218,579	$346,225
Less reclassification adjustment for gains included in net income	206,337	79,852	126,485

Other comprehensive income	$358,467	$138,727	$219,740

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 4. Securities Available for Sale
The amortized cost and fair values of securities available for sale as of October 31, 2005 and 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	2005
U.S. Treasury	$35,171,549	$44,572	$(541,903)	$34,674,218
U.S. government agencies	67,611,208	237,648	(1,197,393)	66,651,463
States and political subdivisions	142,524,711	771,210	(2,639,560)	140,656,361
Corporate	46,537,992	1,058,437	(674,319)	46,922,110
Trust preferred securities	927,331	138,839	—	1,066,170
Mortgage-backed	4,140,154	32,121	(17,334)	4,154,941

	$296,912,945	$2,282,827	$(5,070,509)	$294,125,263

	2004

U.S. Treasury	$32,542,116	$498,946	$(12,582)	$33,028,480
U.S. government agencies	62,242,253	1,115,845	(246,946)	63,111,152
States and political subdivisions	131,516,860	2,507,280	(721,422)	133,302,718
Corporate	45,740,977	2,444,184	(168,209)	48,016,952
Trust preferred securities	926,120	165,920	—	1,092,040
Mortgage-backed	6,825,213	80,280	(15,225)	6,890,268

	$279,793,539	$6,812,455	$(1,164,384)	$285,441,610

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of October 31, 2005, and 2004 are as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

	2005
Securities available for sale:
U.S. Treasury	$23,649,375	$(465,611)	$4,988,906	$(76,292)	$28,638,281	$(541,903)
U.S. Government agencies	29,713,384	(503,578)	21,959,921	(693,791)	51,673,305	(1,197,369)
States and political subdivisions	47,048,078	(921,690)	53,398,321	(1,717,870)	100,446,399	(2,639,560)
Corporate	10,540,653	(246,337)	14,882,815	(427,982)	25,423,468	(674,319)
Mortgage-backed	2,220,098	(12,224)	562,858	(5,134)	2,782,956	(17,358)

	$113,171,588	$(2,149,440)	$95,792,821	$(2,921,069)	$208,964,409	$(5,070,509)

N O T E S  T O  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
NOTE 4. Securities Available For Sale (Continued)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses)	Value	(Losses)	Value	(Losses)
	2004

Securities available for sale:
U.S. Treasury	$5,178,600	$(12,582)	$—	$—	$5,178,600	$(12,582)
U.S. Government agencies	12,299,303	(60,539)	11,319,956	(186,407)	23,619,259	(246,946)
States and political subdivisions	26,102,513	(297,146)	34,282,660	(424,276)	60,385,173	(721,422)
Corporate	5,632,560	(27,474)	10,281,855	(140,735)	15,914,415	(168,209)
Mortgage-backed	1,402,034	(5,737)	1,542,773	(9,488)	2,944,807	(15,225)

	$50,615,010	$(403,478)	$57,427,244	$(760,906)	$108,042,254	$(1,164,384)

As of October 31, 2005, the investment portfolio included approximately 180 securities with current unrealized losses which have existed for longer than one year. All of these securities are considered to be acceptable credit risks. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at October 31, 2005. In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.
The amortized cost and fair value of securities available for sale as of October 31, 2005, by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized	Fair
	Cost	Value

Due in one year or less	$53,851,029	$53,623,394
Due after one year through five years	201,120,779	198,921,030
Due after five years through ten years	30,743,205	30,365,743
Due after ten years	7,057,778	7,060,155

	292,772,791	289,970,322
Mortgage-backed	4,140,154	4,154,941

	$296,912,945	$294,125,263

As of October 31, 2005 and 2004, securities with a carrying value of $115,981,671 and $110,715,651, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.
Security sales proceeds and gross realized gains and losses were as follows:

	2005	2004	2003

Proceeds from sales of securities available for sale	$1,535,030	$5,019,844	$20,042,974
Gross realized gains	62,268	19,931	208,648
Gross realized (losses)	—	—	(2,311)

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 5. Loans Held For Sale
Included in loans held for sale are real estate — residential loans of $785,199 and $521,249, respectively, and student loans of $13,374,977 and $12,887,915, respectively, as of October 31, 2005 and 2004, respectively.
Note 6. Loans
The Company makes loans to customers primarily in western Illinois and eastern Iowa. Most loans are secured by specific items of collateral, including commercial and residential real estate, farmland, and other business and consumer assets.
Loans as of October 31, 2005 and 2004 consisted of the following:

	2005	2004

Commercial	$23,084,454	$26,599,719
Agricultural production	32,077,481	30,805,048
Real estate:
Construction	1,244,334	1,476,757
Residential	41,996,174	40,933,961
Commercial	38,136,664	39,679,155
Farmland	41,052,340	38,518,681
Installment	16,206,796	20,189,753
Student	11,818,866	18,386,205
Other	3,602,892	3,168,508

Total loans	209,220,001	219,757,787
Less allowance for loan losses	2,519,213	3,471,118

Loans, net	$206,700,788	$216,286,669

Activity in the allowance for loan losses is summarized below:

	2005	2004	2003

Balance, beginning	$3,471,118	$3,544,619	$4,032,546
Provision for loan losses	(1,150,000)	—	1,766,000
Recoveries on loans previously charged off	366,495	456,539	62,972
Loans charged off	(168,400)	(530,040)	(2,316,899)

Balance, ending	$2,519,213	$3,471,118	$3,544,619

Impaired loans, comprised of nonaccrual loans, loans past due 90 days or more and still accruing interest, and specific allowance loans as of October 31, 2005 and 2004 are as follows:

	2005	2004

Year-end impaired loans with no allowance for loan losses allocated	$—	$—
Year-end impaired loans with allowance for loan losses allocated	2,446,838	1,985,419
Amount of allowance allocated to impaired loans	864,686	49,935
Average of impaired loans during the year	2,385,308	1,966,484
Interest income and cash interest collected on impaired loans was not material during the years ended October 31, 2005, 2004, and 2003.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 6. Loans (Continued)
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balance of loans serviced for the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Federal Home Loan Bank, and the Illinois Housing Development Authority as of October 31, 2005 and 2004 were approximately $129,262,000 and $134,402,000, respectively.
Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $569,000 and $201,000 as of October 31, 2005 and 2004, respectively.
Note 7. Premises And Equipment
Premises and equipment consisted of the following as of October 31, 2005 and 2004:

	2005	2004

Land	$2,312,349	$2,272,349
Buildings and improvements	9,073,559	8,549,398
Furniture and equipment	9,115,706	8,543,947

Total cost	20,501,614	19,365,694
Less accumulated depreciation	11,455,839	10,696,818

	$9,045,775	$8,668,876

Note 8. Intangible Assets
Intangible assets consisted of the following as of October 31, 2005 and 2004:

	2005	2004

Goodwill, net of accumulated amortization of $760,521	$9,829,605	$9,829,605

Other intangible assets	2,061,521	2,061,521
Less accumulated amortization on intangible assets	1,127,925	928,682

Other intangible assets, net	$933,596	$1,132,839

Estimated amortization expense for each of the five succeeding years and in aggregate is expected to be as follows:

Year ending October 31:
2006	$199,243
2007	107,466
2008	107,466
2009	107,466
2010	107,466
Thereafter	304,489

$933,596

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 8. Intangible Assets (Continued)
On August 14, 1998, the Bank acquired a branch office in Davenport, Iowa from another financial institution. The intangible asset acquired in the transaction was $1,612,000 and is being amortized on a straight-line basis over fifteen years. This branch acquisition was recorded using the purchase method of accounting.
On November 1, 2001, the Company acquired all of the outstanding common stock of Farmers State Bank (Farmers), Mount Carroll, Illinois; Community Bank (Community), Preston, Iowa; and Community Insurance, Inc., Miles, Iowa. Immediately following the acquisition, Farmers and Community were merged with Metrobank. The core deposit intangible related to this acquisition of $449,521 is being amortized over a period of five years. Goodwill related to this and a prior acquisition totaled $9,829,605. In accordance with the provisions of FASB Statement No. 142, goodwill related to the acquisition is not being amortized, but is evaluated annually for impairment.
Note 9. Deposits
As of October 31, 2005, scheduled maturities of time deposits are as follows:

Year ending October 31:
2006	$158,721,485
2007	27,023,956
2008	13,059,205
2009	1,353,098
2010	549,170
Thereafter	46,117

$200,753,031

Note 10. Short-Term Borrowings
Short-term borrowings consist of the following as of October 31, 2005 and 2004:

	2005	2004

Securities sold under agreements to repurchase	$3,800,000	$3,925,000
Demand notes issued to U.S. Treasury	947,578	808,657

	$4,747,578	$4,733,657

Other information concerning securities sold under agreements to repurchase is summarized as follows:

	2005	2004

Average balance during the year	$3,895,315	$2,307,451
Average interest rate during the year	1.79%	1.36%
Maximum month-end balance during the year	5,535,000	4,380,000
Weighted average rate as of end of period	1.75%	1.75%

Securities underlying the agreements at year-end:
Carrying value	$10,595,240	$10,627,135
Fair value	10,595,240	10,627,135

▪▪

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 10. Short-Term Borrowings (Continued)
Average balance and rates above are based upon average daily balances and rates. The securities underlying the agreements at year-end were under the Company’s control.
Demand notes issued to the U.S. Treasury bear interest at a variable rate and are generally called within several days.
Note 11. Federal Home Loan Bank Advances
The Bank is a member of the Federal Home Loan Bank (FHLB). As of October 31, 2005 and 2004, the Bank held $4,021,700 and $1,863,500 of FHLB stock, respectively, which is included in other assets on the consolidated balance sheets.
As of October 31, 2005 and 2004, the Bank had FHLB advances outstanding totaling $1,000,000 bearing interest at a fixed rate of 5.95% and maturing in 2010.

Real estate loans with a balance of approximately $1,200,000 as of October 31, 2005 and 2004, are pledged against these advances.
The Bank also maintains a line of credit with the FHLB. No amounts were outstanding on the line of credit as of October 31, 2005 and 2004. The maximum amount available under the FHLB line of credit is a percentage of Metrobank’s regulatory capital. The line amount as of October 31, 2005 and 2004 approximates $28,374,000 and $22,982,000, respectively. The line of credit bears interest at a floating rate and as of October 31, 2005 and 2004 was 4.30% and 2.09%, respectively.
Note 12. Employee Benefit Plans
The Company maintained a noncontributory employee stock ownership plan (ESOP) covering substantially all employees of the Bank. At the regular board meeting, held on November 15, 2004, the directors passed a resolution terminating the ESOP. The effect of this termination was that the shares of stock were distributed to the employees in May of 2005. The Company’s ESOP contributions and compensation expense for 2005, 2004, and 2003 were $53,990, $635,965, and $626,922, respectively.
Dividends declared on ESOP shares are charged against retained earnings regardless of whether they are allocated to participants or held as unallocated shares.
Shares held by the ESOP as of October 31, 2004 were as follows:

2004
Allocated shares	291,020
Shares released for allocation	29,176
Unreleased shares	2,434

Total ESOP shares	322,630

Approximate fair value of unreleased shares as of October 31	$87,000

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 12. Employee Benefit Plans (Continued)
A participant or beneficiary who received a distribution of employer stock from the ESOP had the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right was not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution was made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. As of October 31, 2005 and 2004, 144,421 and 328,676 shares, respectively, at a fair value of $44.95 and $35.80, respectively, have been classified as mezzanine capital.
The Company maintains a 401(k) salary reduction plan covering all full-time employees of the Bank who have completed one year of employment with 1,000 hours of service and are age 21 or older. Employees may contribute a portion of their eligible salaries not to exceed Internal Revenue Service limits. No contributions to the plan were made by the employer during the years ended October 31, 2005, 2004, and 2003.
Note 13. Notes Payable
In connection with the acquisition discussed in Note 8, the Company has a note payable to LaSalle National Bank of $5,433,970. The note bears interest at a variable rate based on LIBOR, with interest due monthly. The rate was 6.03% as of October 31, 2005. Principal payments are due annually. The note is collateralized by common stock of Metrobank.
Principal payments on the LaSalle note payable are due as follows:

2006	$672,000
2007	672,000
2008	672,000
2009	672,000
2010	672,000
Thereafter	2,073,970

$5,433,970

Note 14. Junior Subordinated Debentures And Trust Preferred Securities
Junior Subordinated Debentures:
Junior subordinated debentures are due to Metrocorp Capital Trust I, a 100% owned non-consolidated subsidiary of the Company. The debentures were issued in 2001 in conjunction with the Trust’s issuance of 10,000 shares of Company Obligated Mandatorily Redeemable Preferred Securities. The debentures bear the same interest rate and terms as the preferred securities, detailed following. The debentures are included on the balance sheet as liabilities; however for regulatory purposes $10,000,000, representing the entire amount of the trust’s capital securities, is allowed in the calculation of Tier I capital.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 14. Junior Subordinated Debentures and Trust Preferred Securities (Continued)
Trust Preferred Securities:
The Company issued all of the 10,000 authorized shares of Company Mandatorily Redeemable Preferred Securities of Metrocorp Capital Trust Holding Solely Subordinated Debentures (trust preferred securities). Distributions are paid quarterly. Cumulative cash distributions are calculated at a variable rate equal to the prime rate plus .75% (6.75% as of October 31, 2005). The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarters, but not beyond October 31, 2031. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on October 31, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than October 31, 2006. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption. Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s capital stock.
Note 15. Income Taxes
Income tax expense consists of the following for the years ended October 31, 2005, 2004, and 2003.

	2005	2004	2003

Currently payable	$885,566	$1,136,095	$1,721,502

Deferred (benefit)	613,831	271,195	(179,519)

Income tax expense	$1,499,397	$1,407,290	$1,541,983

Income tax expense differs from the amount computed by applying the federal income tax rate to income before income taxes. The reasons for this difference are as follows:

	Year Ended October 31,
	2005		2004		2003
	Dollar	% of Pretax	Dollar	% of Pretax	Dollar	% of Pretax
	Amount	Income	Amount	Income	Amount	Income
Computed “expected” income tax expense	$2,305,111	35.0%	$2,255,477	35.0%	$2,203,879	35.0%
Effect of graduated tax rate	(65,860)	(1.0)	(64,442)	(1.0)	(62,968)	(1.0)

Tax exempt interest and dividend income, net	(877,366)	(13.3)	(861,712)	(13.4)	(699,334)	(11.1)

State income taxes, net	123,228	1.9	77,119	1.2	95,921	1.5

Other, net	14,284	0.2	848	—	4,485	0.1

	$1,499,397	22.8%	$1,407,290	21.8%	$1,541,983	24.5%

As of October 31, 2005, the Company has alternative minimum tax (AMT) credit carryforwards of $930,414. These credits have no expiration date and can be used to reduce regular corporate income taxes to the extent such tax exceeds AMT in future years.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 15. Income Taxes (Continued)
The net deferred tax asset (liability) included with other assets (liabilities) on the balance sheets consisted of the following as of October 31, 2005 and 2004:

	2005	2004

Deferred tax assets:
Net unrealized loss on securities available-for-sale	$1,078,833	$—
Allowance for loan losses	975,943	1,256,740
Alternative minimum tax credit carryforwards	930,414	874,567
Other	112,833	209,175

	3,098,023	2,340,482

Deferred tax liabilities:
Net unrealized gain on securities available-for-sale	—	2,185,803
Investment securities accretion	176,168	155,007
Depreciation	263,811	307,728
Goodwill	927,162	669,226
Prepaid expenses	116,932	120,440
Stock dividends	232,169	170,882
Other	1,253	1,673

	1,717,495	3,610,759

Net deferred tax asset (liability)	$1,380,528	$(1,270,277)

The net change in deferred income taxes is reflected in the financial statements for the years ended October 31, 2005, 2004, and 2003 as follows:

	2005	2004	2003

Provision for income taxes	$613,831	$271,195	$(179,519)
Statement of changes in stockholders equity — accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	(3,264,636)	(798,428)	138,727

	$(2,650,805)	$(527,233)	$(40,792)

Note 16. Commitments And Contingencies
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans and standby letters of credit. The Company’s exposure to credit loss in the event of nonperformance by other parties to these financial instruments is represented by the contractual amount of the instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items.
The approximate contract amounts of these financial instruments are summarized as follows as of October 31:

	2005	2004

Loan commitments	$1,269,000	$891,000
Unused lines of credit	42,028,000	39,808,000
Standby letters of credit	497,000	466,000

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 16. Commitments and Contingencies (Continued)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customers credit worthiness on a case-by-case basis. Collateral varies but may include accounts receivable, inventory, property and equipment, and income producing commercial properties.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support private borrowing arrangements and extend for no more than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.
The Company has executed contracts for the sale of mortgage loans in the secondary market in the amount of $1,065,000 and $836,000 as of October 31, 2005 and 2004, respectively. These amounts include loans held for sale of $785,000 and $521,000 and loan commitments, included in the summary above, of $280,000 and $315,000 as of October 31, 2005 and 2004, respectively.
The Company has also executed contracts for the sale of student loans in the secondary market in the amount of $13,375,000 and $12,888,000 as of October 31, 2005 and 2004, respectively. These amounts represent all student loans held for sale.
Concentrations of credit risk:
All of the Banks loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Banks market area. The concentrations of credit by type of loan are set for th in Note 6. The distribution of commitments to extend credit approximates the distribution of loans outstanding, and standby letters of credit were granted primarily to commercial borrowers. Investment securities issued by state and political subdivisions (see Note 4) also involve governmental entities within the Banks market area.
Aside from cash on-hand, in-vault, and balances at the Federal Reserve Bank of Chicago, the majority of the Banks cash is maintained at LaSalle National Bank and the Federal Home Loan Bank. The total amount of cash on deposit exceeded combined federal insured limits as of October 31, 2005 by $8,651,000. In the opinion of management, no material risk of loss exists due to the financial condition of LaSalle National Bank and the Federal Home Loan Bank.
Contingencies:
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

N O T E S   T O   CONSOLIDATED   F I N A N C I A L   S T A T E M E N T S
Note 17. Capital Requirements
The ability of the Company to pay dividends to its stockholders and to service the debt described in Notes 13 and 14, is dependent upon dividends paid to the Company by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends. In addition certain covenants of the notes payable also limit the amount of dividends that the Bank can pay to the Company. The dividends that the Bank could declare within the limits of regulatory requirements, which are more restrictive than the debt covenants, approximated $2,200,000 as of October 31, 2005.
The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.
The Company and the Bank were considered well capitalized under the regulatory criteria at October 31, 2005 and 2004. There are no conditions or events since the most recent notification from the regulatory agency that management believes would have changed the Company or Bank’s categories.
As of October 31, 2005 and 2004, actual capital levels and minimum required amounts for the consolidated Company and Bank were as follows:

			Minimum
			for Capital		Minimum to be
	Amount		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
October 31, 2005:
Total capital (to risk weighted assets):
Company	$47,005	15.7%	$23,891	8%	N/A	N/A
Bank	$48,116	16.1%	$23,885	8%	$29,864	10%
Tier 1 capital (to risk weighted assets)
Company	$44,486	14.9%	$11,946	4%	N/A	N/A
Bank	$45,597	15.3%	$11,943	4%	$17,918	6%
Tier 1 capital (to average assets)
Company	$44,486	8.2%	$22,149	4%	N/A	N/A
Bank	$45,597	8.4%	$22,146	4%	$27,149	5%

October 31, 2004:
Total capital (to risk weighted assets):
Company	$49,990	16.8%	$23,748	8%	N/A	N/A
Bank	$52,689	17.8%	$23,741	8%	$29,676	10%
Tier 1 capital (to risk weighted assets)
Company	$46,519	15.7%	$11,874	4%	N/A	N/A
Bank	$49,218	16.6%	$11,870	4%	$17,806	6%
Tier 1 capital (to average assets)
Company	$46,519	8.4%	$22,501	4%	N/A	N/A
Bank	$49,218	8.9%	$22,498	4%	$28,122	5%

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 18. Related Party Matters
Various officers, directors, and their affiliated companies were indebted to the Bank in the amounts of approximately $826,980 and $869,643 as of October 31, 2005 and 2004, respectively. Such loans are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. As of October 31, 2005, none of these loans are classified as nonaccrual, past due, or restructured.
The activity in such loans during the years ended October 31, 2005 and 2004 is as follows:

	2005	2004

Balance, beginning	$869,643	$1,157,846
Additions	1,260,835	1,095,406
Repayments	(1,303,498)	(1,383,609)

Balance, ending	$826,980	$869,643

Note 19. Disclosures about Fair Value of Financial Instruments
FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments for which it is practical to estimate that value. When quoted market prices are not available, fair values are based on estimates using present value or other techniques. Those techniques are significantly affected by the assumptions used, including the discounted rates and estimates of future cash flows. In this regard, fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate settlement. Some financial instruments and all nonfinancial instruments are excluded from the disclosures. The aggregate fair value amounts presented do not represent the underlying value of the Company.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:
Cash and due from banks and federal funds sold: For those short-term instruments, the carrying amount is equal to fair value.
Securities available-for-sale: For securities, fair values are based on quoted market prices or dealer quotes, if available. If a quoted price is not available, fair value is estimated using quoted market prices for similar instruments.
Loans: The fair value of variable rate loans is equal to carrying value. The fair value of all other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of loans held for sale is based on quoted market prices of comparable instruments.
Federal Home Loan Bank stock: The fair value of Federal Home Loan Bank stock is equal to carrying value.

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 19. Disclosures about Fair Value of Financial Instruments (Continued)
Deposits: The fair value of fixed-maturity time deposits is estimated using a discounted cash flow analysis based on the rates currently offered for deposits of similar remaining maturities. The fair value of demand deposits, interest-bearing demand and money market deposits, and savings accounts is the amount payable on demand on the reporting date.
Short-term borrowings: For these short-term instruments, the carrying amount is equal to fair value.
Federal Home Loan Bank advances and junior subordinated debentures: For variable rate advances and junior subordinated debentures the carrying amount is equal to fair value. For fixed rate advances, the fair value is estimated using a discounted cash flow analysis based on the rates currently offered for similar borrowings.
Notes payable: For these variable rate notes, the carrying amount is equal to fair value.
Accrued interest receivable and payable: The carrying amounts of accrued interest is equal to fair value.
Commitments to extend credit and standby letters of credit: The fair value of these commitments is not material.
The carrying values and estimated fair values of the Company’s financial instruments as of October 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
		(in thousands)
Financial assets:
Cash and due from banks	$20,243	$20,243	$24,420	$24,420
Federal fund sold	8,650	8,650	5,250	5,250
Securities available for sale	294,125	294,125	285,442	285,442
Loans held for sale	14,160	14,376	13,409	13,617
Loans, net	206,701	205,095	216,287	216,420
Federal Home Loan Bank stock	4,022	4,022	1,864	1,864
Accrued interest receivable	7,386	7,386	7,233	7,233

Financial liabilities:
Demand deposits, noninterest-bearing	48,258	48,258	47,426	47,426
Interest-bearing demand and money market accounts	221,133	221,133	209,790	209,790
Savings deposits	41,267	41,267	41,338	41,338
Time deposits	200,753	201,738	201,462	202,170
Short-term borrowings	4,748	4,748	4,734	4,734
Federal Home Loan Bank advances	1,000	1,032	1,000	1,045
Notes payable	5,434	5,434	6,165	6,165
Junior subordinated debentures	10,309	10,309	10,309	10,309
Accrued interest payable	1,693	1,693	1,032	1,032

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 20. Parent Company Statements
Presented below are the condensed balance sheets and condensed statements of income and cash flows for Metrocorp, Inc.:
Condensed Balance Sheets October 31, 2005 and 2004
	2005	2004
Assets

Cash on deposit at Metrobank	$3,354,919	$2,531,781
Investment in subsidiaries	54,960,594	63,952,218
Other assets	1,032,679	1,108,067

Total assets	$59,348,192	$67,592,066

Liabilities and Stockholders’ Equity

Notes payable	$15,743,248	$16,474,119
Other liabilities	64,434	174,408
Redeemable common stock held by Employee Stock Ownership Plan Participants	6,491,724	11,766,601
Stockholders’ equity	37,048,786	39,176,938

Total liabilities and stockholders’ equity	$59,348,192	$67,592,066

Condensed Statements of Income
Years Ended October 31, 2005, 2004, and 2003

	2005	2004	2003
Operating income:
Equity in net income of subsidiaries	$5,948,583	$5,951,113	$5,681,755

Operating expense:
ESOP contribution expense	53,990	635,965	626,922
Interest expense	960,695	721,306	758,146
Other expenses	305,807	136,933	108,734

	1,320,492	1,494,204	1,493,802

Income before income tax benefit	4,628,091	4,456,909	4,187,953

Income tax benefit	458,544	580,021	566,861

Net income	$5,086,635	$5,036,930	$4,754,814

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S
Note 20. Parent Company Statements (Continued)
Condensed Statements of cash flows
Years ended October 31, 2005, 2004, and 2003

	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$5,086,635	$5,036,930	$4,754,814
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (less than) net income of subsidiaries	3,820,507	(1,989,258)	(1,463,494)
Change in other assets and other liabilities	(34,586)	(207,793)	199,500

Net cash provided by operating activities	8,872,556	2,839,879	3,490,820

Cash Flows from Financing Activities:
Repayment of notes payable	(677,094)	(731,770)	(729,267)
Cash dividends paid	(460,225)	(485,609)	(482,697)
Purchase of treasury stock	(6,912,099)	(793,105)	(1,453,225)

Net cash (used in) financing activities	(8,049,418)	(2,010,484)	(2,665,189)

Net increase in cash	823,138	829,395	825,631

Cash:
Beginning	2,531,781	1,702,386	876,755

Ending	$3,354,919	$2,531,781	$1,702,386

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21. Recent Developments
In August of 2005, National Bancshares, Inc. of Bettendorf, Iowa, made a hostile tender offer to our shareholders. Although the offer was evaluated and determined to be inadequate, subsequent indications of interest by other local competitors compelled the directors to begin a process to evaluate available strategic alternatives for maximizing shareholder value. As a result of this evaluation, Metrocorp engaged Hovde Financial, LLC, as its financial advisor in October 2005. Hovde has been working with Metrocorp to contact potential buyers and to obtain external valuations of Metrocorp. Certain prospective buyers have submitted non-binding indications of interest and are in the process of conducting due diligence procedures. Any sale is subject to entering into a definitive agreement and shareholder and regulatory approvals.
In connection with a possible sale, the Company has adopted change in control severance and stay bonus plans. The plans provide for payments only upon a change in control, as defined in the agreements.

McGladrey & Pullen
Certified Public Accountants
R E P O R T   O F   I N D E P E N D E N T   R E G I S T E R E D
PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Metrocorp, Inc.
East Moline, Illinois
Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for additional analysis and is not a required part of the basic financial statements. The supplementary information as of and for the years ended October 31, 2005 to October 31, 2000, and October 31, 1997 and 1996 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole. The supplementary information for 1999 and 1998 was audited by other auditors whose reports expressed an unqualified opinion on such information in relation to the basic financial statements taken as a whole.
/s/ McGladrey & Pullen, LLP
Davenport, Iowa
November 18, 2005
McGladrey & Pullen, LLP is a member firm of RSM International —
an affiliation of separate and independent legal entities.

METROBANK
C O N D E N S E D   B A L A N C E   S H E E T
October 31, 2005 and 2004

Assets	2005	2004

Cash and due from banks	$20,242,642	$24,419,553
Federal funds sold	8,650,000	5,250,000
Securities available for sale	294,125,263	285,441,610
Loans held for sale	14,160,176	13,409,164

Loans	209,220,001	219,757,787
Allowance for loan losses	(2,519,213)	(3,471,118)

Loans, net	206,700,788	216,286,669

Accrued interest receivable	7,383,924	7,231,282
Premises and equipment, net	9,043,759	8,667,298
Intangible assets, net	10,702,056	10,901,299
Other assets	5,665,606	3,712,063

Total assets	$576,674,214	$575,318,938

Liabilities and Stockholder’s Equity

Liabilities:
Deposits:
Demand deposits, noninterest-bearing	$51,617,885	$49,966,362
Interest-bearing demand and money market accounts	221,164,629	209,820,940
Savings	41,267,265	41,337,897
Time, $100,000 and over	69,312,844	80,102,480
Time, other	131,440,187	121,359,364

Total deposits	514,802,810	502,587,043

Short-term borrowings	4,747,578	4,733,657
Federal Home Loan Bank advances	1,000,000	1,000,000
Accrued interest payable and other liabilities	1,472,510	3,355,298

Total liabilities	522,022,898	511,675,998

Stockholder’s Equity:
Common stock	2,691,000	2,691,000
Additional paid-in capital	31,734,000	31,734,000
Retained earnings	21,935,165	25,755,672
Accumulated other comprehensive income (loss)	(1,708,849)	3,462,268

Total stockholder’s equity	54,651,316	63,642,940

Total liabilities and stockholder’s equity	$576,674,214	$575,318,938

METROBANK
 C O N D E N S E D   S T A T E M E N T S   O F   I N C O M E
Years Ended October 31, 2005, 2004, and 2003

	2005	2004	2003

Interest income:
Loans	$13,311,049	$12,857,018	$15,766,382
Securities:
Taxable	8,372,062	8,411,899	8,159,476
Exempt from federal income tax	2,711,725	2,569,788	2,077,857
Federal funds sold	52,664	9,442	69,392
Other	235,958	158,563	156,312

Total interest income	24,683,458	24,006,710	26,229,419

Interest expense:
Interest-bearing demand and money market accounts	2,972,954	2,453,426	2,547,934
Savings deposits	212,688	199,964	212,230
Time deposits	5,097,237	3,562,693	5,465,681
Short-term borrowings	292,357	157,877	49,877
Federal Home Loan Bank advances	137,831	108,842	87,959

Total interest expense	8,713,067	6,482,802	8,363,681

Net interest income	15,970,391	17,523,908	17,865,738
Provision for loan losses	(1,150,000)	—	1,766,000

Net interest income after provision for loan losses	17,120,391	17,523,908	16,099,738

Noninterest income:
Service charges on deposit accounts	1,324,598	1,410,077	1,667,064
Gains on sales of loans	648,074	753,385	1,516,534
Securities gains, net	62,268	19,931	206,337
Trust fees	475,502	550,881	517,342
ATM foreign transaction fees	628,880	671,513	712,944
Merchant, debit/credit card fees	863,929	776,430	741,479
Other income	795,284	815,935	1,066,014

Total noninterest income	4,798,535	4,998,152	6,427,714

Noninterest expense:
Salaries and employee benefits	8,336,372	8,856,720	9,125,212
Occupancy and equipment expense	1,712,115	1,610,238	1,611,583
Data processing expenses	416,984	349,686	344,953
Merchant, debit/credit card expenses	658,172	581,515	523,139
Other expenses	2,923,035	3,214,470	3,155,532

Total noninterest expense	14,046,678	14,612,629	14,760,419

Income before income taxes	7,872,248	7,909,431	7,767,033
Income tax expense	1,943,768	1,973,459	2,100,617

Net income	$5,928,480	$5,935,972	$5,666,416

Exhibit Index

Exhibit
Number	Description
3.1	Articles of Incorporation of Metrocorp, as amended to date
3.2	Bylaws of Metrocorp
4.1	Amended and Restated Trust Agreement among Metrocorp, Inc., Wilmington Trust Company and the Administrators named therein dated November 1, 2001
4.2	Subordinated Loan Agreement between Metrocorp, Inc. and Metrocorp Capital Trust I dated November 1, 2001
4.3	Guarantee Agreement by Metrocorp, Inc. dated November 1, 2001
4.4	Form of Trust Preferred Certificate of Metrocorp Capital Trust I
4.5	Certificate of Trust of Metrocorp Capital Trust I (Exhibit A to Exhibit 4.1 hereto)
10.1	Form of Indemnification Agreement between Metrocorp and each director of Metrocorp
10.2	Form of Incentive Bonus Agreement between Metrocorp and each of Gary Andersen, Nancy Hamilton, Julius Van Paemel, Bart Ottens and other employees
10.3	Change of Control Severance Plan dated September 22, 2005
10.4	Stay Bonus Plan dated November 11, 2005
10.5	Renewal of Lease Agreement between Wal-Mart Stores, Inc. and Metrobank, NA dated July 11, 2000
10.6	Replacement Revolving Note payable by Metrocorp to La Salle Bank, N.A. dated August 5, 2002, due July 24, 2008
10.7	Loan Agreement between Metrobank and La Salle Bank, NA dated November 1, 2001, as amended by the First Amendment to Loan Agreement dated November 30, 2001, and the Second Amendment to Loan Agreement dated August 5, 2002
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers
14.2	Code of Business Conduct
21.1	Metrobank, NA, Community Insurance, Inc. and Metrocorp Capital Trust I are the only subsidiaries of the Registrant
24.1	Power of Attorney (included on the signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99.1	Charter of the Audit Committee of Metrocorp, Inc.