Form 10-Q
period 2006-01-31
METROCORP INC
filed 2006-03-17
CIK 200513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For quarterly period ended January 31, 2006	Commission file number 002-50219
Metrocorp, Inc.
(Exact name of registrant as specified in its charter)

Illinois	36-2786335

(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

1523 8th Street, East Moline, Illinois	61244

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (309) 755-0671
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes ☑           No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
               Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 13, 2006, the Registrant had outstanding 1,186,068 shares of Common Stock, $0.20 par value per share.

- i -

FORWARD-LOOKING STATEMENTS
This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 about Metrocorp, Inc. (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report and other reports and documents that the Company files with the Securities and Exchange Commission. The information set forth is not a guarantee of future performance, operating results or financial condition. These forward-looking statements are based on management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, it means we are making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors are described as “Risk Factors” in Part II, Item 1A below. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
METROCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2006	October 31, 2005

Assets
Cash and due from banks	$22,947,220	$20,242,642
Federal funds sold	—	8,650,000
Securities available for sale	280,760,557	294,125,263
Loans held for sale	25,721,647	14,160,176

Loans	202,002,842	209,220,001
Allowance for loan losses	(2,422,353)	(2,519,213)

Loans, net	199,580,489	206,700,788

Accrued interest receivable	6,059,925	7,385,857
Premises and equipment, net	9,091,935	9,045,775
Intangible assets, net	10,713,390	10,763,201
Other assets	7,917,384	7,903,000

Total assets	$562,792,547	$578,976,702

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand deposits, noninterest-bearing	$46,116,520	$48,257,954
Interest-bearing demand and money market accounts	203,056,257	221,133,113
Savings	40,485,678	41,267,265
Time, $100,000 and over	60,061,948	69,312,844
Time, other	137,104,493	131,440,187

Total deposits	486,824,896	511,411,363

Short-term borrowings	12,480,305	4,747,578
Federal Home Loan Bank advances	1,000,000	1,000,000
Notes payable	5,265,970	5,433,970
Junior subordinated debentures	10,309,278	10,309,278
Accrued interest payable and other liabilities	2,838,493	2,534,003

Total liabilities	518,718,942	535,436,192

Redeemable common stock held by Employee Stock
Ownership Plan Participants (144,421 shares)	6,491,724	6,491,724

Stockholders’ Equity:
Common stock, $.20 par value; 3,000,000 shares authorized, 2,340,609 shares issued, and 1,041,647 shares outstanding	468,122	468,122
Additional paid-in capital	4,406,006	4,406,006
Retained earnings	51,227,800	50,506,859
Accumulated other comprehensive income (loss)	(1,896,695)	(1,708,849)
Treasury stock, at cost (1,298,962 shares)	(16,623,352)	(16,623,352)

Total stockholders’ equity	37,581,881	37,048,786

Total liabilities and stockholders’ equity	$562,792,547	$578,976,702

See accompanying notes to unaudited consolidated financial statements.

METROCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED )

	Three months ended January 31,
	2006	2005

Interest income:
Loans	$3,499,472	$3,303,409
Securities:
Taxable	2,136,364	2,111,388
Exempt from federal income tax	712,715	674,902
Federal funds sold	46,180	15,203
Other	50,397	54,883

Total interest income	6,445,128	6,159,785

Interest expense:
Interest-bearing demand and money market accounts	1,026,646	697,885
Savings deposits	51,103	51,181
Time deposits	1,664,477	1,202,611
Short-term borrowings	57,976	42,159
Federal Home Loan Bank advances	15,272	20,362
Notes payable	86,061	65,394
Junior subordinated debentures	199,742	148,196

Total interest expense	3,101,277	2,227,788

Net interest income	3,343,851	3,931,997
Provision for loan losses	(100,000)	—

Net interest income after provision for loan losses	3,443,851	3,931,997

Noninterest income:
Service charges on deposit accounts	342,717	327,813
Gains on sales of loans	51,514	61,765
Securities gains, net	27,137	58,718
Trust fees	116,892	127,177
ATM foreign transaction fees	132,788	155,390
Merchant, debit/credit card fees	241,895	208,857
Other income	207,868	233,598

Total noninterest income	1,120,811	1,173,318

Noninterest expense:
Salaries and employee benefits	2,088,996	2,193,786
Occupancy and equipment expense	438,192	408,632
Data processing expenses	98,842	95,584
Merchant, debit/credit card expenses	203,689	143,060
Other expenses	799,845	785,551

Total noninterest expense	3,629,564	3,626,613

Income before income taxes	935,098	1,478,702
Income tax expense	104,445	309,213

Net income	$830,653	$1,169,489

Earnings per share, basic and diluted	$0.70	$0.86
Weighted average common shares outstanding	1,186,068	1,367,013
Cash dividends declared on common stock	$0.0925	$0.0900
See accompanying notes to unaudited consolidated financial statements.

METROCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended January 31,
	2006	2005

Cash Flows from Operating Activities:
Net income	$830,653	$1,169,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	178,002	193,077
Provision for loan losses	(100,000)	—
Amortization of premium and accretion of discount on securities, net	447,822	510,480
Amortization of intangible assets	49,811	49,811
Securities gains, net	—	(58,718)
Gains on sales of real estate loans	(34,266)	(42,702)
Gains on sales of student loans	(17,249)	(19,063)
Real estate loans originated for sale	(3,114,970)	(3,287,048)
Student loans originated for sale	(13,274,773)	(13,216,146)
Proceeds from sales of real estate loans	3,747,465	3,406,598
Proceeds from sales of student loans	1,130,074	1,248,922
(Increase) decrease in accrued interest receivable and other assets	1,430,139	(673,517)
Increase in accrued interest payable and other liabilities	304,490	826,003

Net cash (used in) operating activities	(8,422,802)	(9,892,814)

Cash Flows from Investing Activities:
Net decrease in federal funds sold	8,650,000	5,250,000
Proceeds from sales of securities available for sale	—	1,031,480
Proceeds from maturities and calls of securities available for sale	20,857,558	10,870,000
Proceeds from principal paydowns on securities available for sale	699,789	743,056
Purchase of securities available for sale	(8,946,900)	(23,615,945)
Net decrease in loans	7,222,547	6,604,001
Purchases of premises and equipment, net	(224,162)	(22,112)

Net cash provided by investing activities	28,258,832	860,480

Cash Flows from Financing Activities:
Net (decrease) in deposits (	(24,586,467)	(16,546,487)
Net increase in short-term borrowings	7,732,727	20,373,303
Repayment of notes payable	(168,000)	(173,094)
Cash dividends paid	(109,712)	(123,031)

Net cash provided by (used in) financing activities	(17,131,452)	3,530,691

METROCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three months ended January 31,
	2006	2005

Increase (Decrease) in cash and due from banks	$2,704,578	$(5,501,643)

Cash and due from banks:
Beginning of period	20,242,642	24,419,553

End of period	$22,947,220	$18,917,910

Supplemental Disclosures of Cash Flow Information, cash paid during the period for:
Interest	$3,083,293	$1,946,303
Income taxes	—	—

Supplemental Disclosures of Noncash Investing and Financing Activities:
Payment on ESOP note payable by ESOP	—	53,777
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	(187,846)	(2,193,999)
Change in redeemable common stock held by ESOP participants	—	881,801

Notes to Unaudited Consolidated Financial Statements
Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the three month periods ended January 31, 2006 and 2005 are not necessarily indicative of the results expected for the full year. The balance sheet information for October 31, 2005, is derived from the Company’s audited financial statements for the year ended October 31, 2005. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005.
Principles of Consolidation
The consolidated financial statements of Metrocorp, Inc. (the “Company” or “Metrocorp”) include the accounts of the Company and its wholly-owned subsidiaries Metrobank, N.A. (the “Bank” or “Metrobank”), and Community Insurance, Inc., but do not include Metrocorp Capital Trust I, which under current accounting rules, no longer meets the criteria for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Nature of Operations
The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) headquartered in East Moline, Illinois. Incorporated in 1973 as a Delaware Corporation the Company was reincorporated under the laws of the State of Illinois on March 15, 2004. The Company derives the majority of its income from, and its principal asset is, all of the common stock of the Bank. The Bank currently operates a main office, 18 branch offices, an operations center and an office for Community Insurance which are located in the Quad Cities market, the western Illinois market and the eastern Iowa market. The Bank has established a network of 48 ATMs in western Illinois and eastern Iowa.
Metrobank is a full service community bank that specializes in business and individual banking. In addition to traditional banking services such as savings and checking accounts, it offers trust services, discount brokerage services, electronic services, internet banking and insurance products. The Bank also offers a variety of debit and credit card programs, including affinity credit card programs with local schools and a secured credit card program. Finally, the Bank offers investment services through its affiliation with Primevest Financial Services, a registered broker/dealer. Through Primevest, Metrobank customers have access to self-directed IRAs, SEP IRAs, simple IRAs, 401(k) retirement plans, stocks, bonds, mutual funds and other products.
Earnings per Common Share
Basic per share amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock unless the effect is to reduce the loss or increase the income per share. Allocated shares held by the employee stock ownership plan are considered to be outstanding shares. The Company does not have any common stock equivalents.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The one accounting estimate that materially affects the financial statements is the allowance for loan losses.
Securities available-for-sale
Securities available-for-sale are carried at fair value and consist of those securities which the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons. Unrealized gains and losses are reported as increases or decreases in accumulated other comprehensive income.
Presentation of cash flows
For purposes of reporting cash flows, cash and cash equivalents include cash on-hand and amounts due from banks. Cash flows from loans, deposits, and short-term borrowings are treated as net increases or decreases.
Note 2: Commitments and Contingencies
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans and standby letters of credit. The Company’s exposure to credit loss in the event of nonperformance by other parties to these financial instruments is represented by the contractual amount of the instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance sheet items.
The approximate contract amounts of these instruments are summarized as follows as of:

	January 31,	October 31,
	2006	2005
Loan commitments	$341,000	$1,269,000
Unused lines of credit	39,379,000	42,028,000
Standby letters of credit	497,000	497,000
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. Collateral varies but may include accounts receivable, inventory, property and equipment, and income producing commercial properties.
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
The Company has executed contracts for the sale of mortgage loans in the secondary market in the amount of $185,000 and $1,065,000 as of January 31, 2006 and October 31, 2005, respectively. The

Company has also executed contracts for the sale of student loans in the secondary market in the amount of $25,537,000 and $13,375,000 as of January 31, 2006 and October 31, 2005, respectively. These amounts represent all student loans held for sale.
Concentrations of credit risk
All of the Bank’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Bank’s market area. The distribution of commitments to extend credit approximates the distribution of loans outstanding, and standby letters of credit were granted primarily to commercial borrowers. Investment securities issued by state and political subdivisions also involve governmental entities within the Bank’s market area.
Aside from cash on-hand, in-vault, and balances at the Federal Reserve Bank of Chicago, the majority of the Bank’s cash is maintained at LaSalle National Bank and the Federal Home Loan Bank.
Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.
Note 3: Recent Developments
The Company has contacted potential buyers in connection with a potential change of control and currently intends to negotiate a definitive agreement with one bidder. This process is described in more detail at Item 2—Corporate Developments in Fiscal 2006 in this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to Metrocorp’s financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion should be read in connection with the unaudited consolidated financial statements and the accompanying notes thereto included in Item 1 of this report. The discussion covers the results of operations for the quarters ended January 31, 2005, and 2006, and the financial condition for the periods ended January 31, 2006 and October 31, 2005.
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
Metrocorp, Inc. is a bank holding company providing bank and bank related services through its wholly owned subsidiary, Metrobank, N.A. and its subsidiary, Community Insurance, Inc., and Metrocorp Capital Trust I. The Company is engaged in the business of commercial and retail banking and trust and insurance services. The Company focuses on establishing long-term relationships with customers, and is committed to serving the financial needs of the communities in its market area. Metrobank maintains nineteen locations located in western Illinois and eastern Iowa with the insurance agency located in the Miles, Iowa branch. The majority of the Company’s income is derived from commercial and retail lending, investments, and deposit activities. Metrocorp Capital Trust I was capitalized in November 2001 for the purpose of issuing trust preferred securities.
Corporate Developments in Fiscal 2006
On August 25, 2005, the Company and its shareholders received a hostile tender offer from National Bancshares, a privately-held community banking organization based in the Quad Cities, to purchase all of the shares of common stock of Metrocorp for $52.00 per share in cash. The tender offer was subject to approval of all appropriate regulatory agencies, obtaining at least 50.1% of Metrocorp’s outstanding shares, and had an expiration date of September 23, 2005. The Company hired St. Charles Capital, LLC of Denver, Colorado to provide advisory services related to this unsolicited tender offer. St. Charles is an experienced investment banking firm that has expertise in matters of mergers and acquisitions in the banking industry and in the valuation of banks, with particular expertise in independent community banks. St. Charles prepared a thorough analysis and evaluation of the offer. With the assistance of the Company’s legal and financial advisors, the Board of Directors, after carefully considering the offer, unanimously recommended that shareholders reject the offer and not tender any of their shares. On September 23, 2005, the offer expired as stated.
As a result of this process the Company began receiving other non-binding offers from various bank holding companies. Realizing it was not practical or cost-efficient to deal with each of these offers individually, the Board began a process to evaluate the strategic alternatives available to the Company for maximizing value to its shareholders. Seven investment banking firms were interviewed by the Board of Directors and in October 2005 Hovde Financial, LLC of Chicago, Illinois was hired to act as the Company’s financial advisor. Since that time the Company has been diligently working with Hovde to execute a systematic process of contacting potential buyers of the Company and obtaining external valuations of the Company in connection with a possible change of control. This process by nature is detailed, information intensive, and thorough. A great deal of time, energy and expense has been expended by the Board, management, and employees with this process. Of the interested parties, there were three companies selected by the Board to perform due diligence on the Company during February

2006. The Company has considered the final bids presented by the three interested parties and currently intends to negotiate a definitive agreement with one potential buyer.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses and the impairment of goodwill. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has identified its most critical accounting policies to be those related to the allowance for loan losses and asset impairment judgments including the recoverability of goodwill. The Company’s policy related to the estimate on the allowance for loan losses can be found in Notes 1 and 6 of the Company’s audited consolidated financial statements at Item 8 of the Company’s Form 10-K for the year ended October 31, 2005 as filed February 28, 2006, with the Securities and Exchange Commission. Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in a purchase acquisition. Goodwill is not amortized but is subject to an impairment test at least annually, or more often if conditions indicate a possible impairment.
Financial Condition
The following discussion of the Company’s consolidated financial condition should be read in conjunction with the unaudited consolidated financial statements and related notes included in Item 1 of this report.
The Company’s total assets at January 31, 2006 were $562.8 million, a decrease of $16.2 million, or 2.8% from $579.0 million at October 31, 2005. The decrease in assets was due primarily to decreases in securities available for sale, federal funds sold and net loans, described below, but were partially offset by a $2.7 million increase in cash and due from banks and a $11.5 million increase in loans held for sale.
The Company’s portfolio of securities available for sale decreased $13.3 million, or 4.5%, to $280.8 million at January 31, 2006 from $294.1 million at October 31, 2005. Part of this decrease was the $300,000 increase in the unrealized loss at January 31, 2006 ($3.1 million) from the unrealized loss at October 31, 2005 ($2.8 million) in accordance with SFAS 115. The Company’s portfolio consists primarily of U. S. Treasury and government obligations, state and political subdivisions, and investment grade corporate bonds. Overall the portfolio has a weighted average life of 3.0 years. During the first quarter of fiscal 2006, the Company purchased securities available for sale in the amount of $8.9 million which was offset by $20.9 million in proceeds from maturities and calls of securities available for sale. Overall there was a $13.1 million, or 4.4%, decrease in the amortized cost of securities available for sale. The decrease was primarily as a result of an increase in loans held for sale and a decrease in total deposits which are discussed below.
The Company’s portfolio of loans decreased $7.2 million, or 3.4%, to $202.0 million at January 31, 2006 from $209.2 million at October 31, 2005. Loans decreased in part as a result of a reduction of $2.6 million, or 22.0%, in portfolio student loan outstandings, from $11.8 million at October 31, 2005 to $9.2 million at January 31, 2006. These particular student loans are to students who have already graduated or left school and are past their deferment period. As a result, the Company receives monthly payments and loan consolidation payoffs on these loans with no new originations. The Company also experienced declines in commercial and consumer real estate loans. Commercial loans (including real estate, equipment and operating lines) declined $6.1 million, or 10.0%, to $55.1 million at January 31, 2006 from $61.2 million at October 31, 2005. The Company experienced increased paydowns on commercial equipment and operating lines over what was replaced with new borrowers, as competition has intensified and the operating line demands usually decline at this time of year. In addition the Company experienced approximately $3.3 million in commercial loan payoffs to a competitor institution that hired two of the Company’s loan officers as a result of the possible change in control of the Company. Consumer real estate loans declined $1.5 million, or 3.6%, from $42.0 million at October 31, 2005 to $40.5 million at January 31, 2006. The Company has seen a continued slowdown in the local real estate markets which the Company believes to be as a result of rising rates as well as what normally occurs during the winter season. Some of these declines were partially offset by a $3.1 million, or 4.2%, increase in the Company’s overall agricultural loan portfolio to $76.2 million at January 31, 2006 from $73.1 million at October 31, 2005.
The Company’s loans held for sale increased $11.5 million, or 81.0%, from $14.2 million at October 31, 2005 to $25.7 million at January 31, 2006. This increase was entirely in the students loans originated for sale during this first fiscal quarter. The Company originates student loans for several colleges and universities and once that particular academic school year loan is fully disbursed, it is sold (usually around 60 days) on the secondary market at a premium of 1.55% to its servicer, Nelnet, Inc.
Federal funds sold declined entirely to $0 from $8.7 million at October 31, 2005. Federal funds sold and its counterpart, federal funds purchased, are used as the balancing account of the Company’s daily cash position and are generally short term (daily) in nature.
Total deposits decreased $24.6 million, or 4.8%, to $486.8 million at January 31, 2006 from $511.4 million at October 31, 2005. The majority of this decrease, $23.5 million, was in the Company’s interest-bearing demand and money market accounts($11.4 million) and time deposits of $100,000 and over ($12.1 million) of nine of the Company’s large municipal customers. Of this $23.5 million decrease, $14.3 million was from eight of the Company’s core municipal account relationships and the other $9.2 million was from a municipal customer where the Company only maintains large negotiated bid time deposits. These decreases are cyclical in nature based on when these municipal customers receive their funding from the state and local taxing authorities. While these municipal deposits are subject to large swings in balances, these type of accounts are usually done on a multi-year bid basis (usually a minimum of at least three years, with automatically renewable options) and the Company has demonstrated the ability to maintain these relationships over extended periods of time. In addition, the Company had a change in the composition of its time deposits of over and under $100,000. Time deposits of under $100,000, consisting mostly of retail consumer certificates of deposit, increased $5.7 million, or 4.3%, to $137.1 million at January 31, 2006 from $131.4 million at October 31, 2005. The Company’s time deposits of $100,000 or over decreased $9.2 million, or 13.3%, to $60.1 million at January 31, 2006 from $69.3 million at October 31, 2005. The Company offered a retail consumer six month special certificate of deposit in celebration of its new Rock Island Branch which opened in October 2005 as discussed in the Company’s Form 10-K for the year ended October 31, 2005. These certificates of deposit were offered for only one week at a premium rate (5.00% APY) and total $13.2 million. The certificates were funded from a combination of new deposits as well as funds that were on deposit at the Company in different products. These time deposits will mature in May 2006 when the Company will decide what rate may be offered for renewal based on funding needs at that time. Time deposits of $100,000 or over are usually short term and subject to greater interest rate risk given the greater frequency in repricing. The Company uses this product to assist our municipal clients with funds that can be invested for time periods of generally one year or less. The Company does not solicit funds from outside its own market area. Most customers from whom the Company does solicit funds also have their core deposit accounts with Metrobank. The overall decrease in deposits was primarily offset by the decrease in loans along with the decrease in the investment securities portfolio during the three months ended January 31, 2006.

Short-term borrowings increased $7.8 million, or 166.0%, from $4.7 million at October 31, 2005 to $12.5 million at January 31, 2006. The $8.0 million increase in overnight funds purchased, along with the $8.7 million decrease in federal funds sold, were primarily used to fund the growth in the student loans held for sale. Federal funds purchased and its counterpart, federal funds sold, are used as the balancing account of the Company’s daily cash position and are generally short term (daily) in nature.
Stockholders’ equity increased $533,100, or 1.4%, to $37.6 million at January 31, 2006 from $37.0 million at October 31, 2005. The increase in stockholders’ equity was primarily due to net income of $830,700 during the three months ended January 31, 2006. This net income was partly reduced by an increase of $187,800 in the unrealized loss on securities available for sale in accordance with SFAS 115 and dividends of $109,700 paid to shareholders.
Results of Operations
The following discussion of the Company’s results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes included at Part I—Item 1 in this report.
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
The Company’s non-interest income is derived primarily from fees charged on transaction accounts, which help offset the costs associated with establishing and maintaining these deposit accounts. In addition, non-interest income is derived from ATM transaction fees, merchant, debit/credit card fees along with gains on the sale of mortgage loans, student loans, and securities available for sale. Additionally, non-interest income has been derived from the activities of Metrobank’s trust department, which provides a variety of professional trust services.
The Company’s non-interest expense is derived primarily from salaries and employees benefits which normally account from between 55% and 65 % of this total. In addition, other major categories are occupancy and equipment expense along with merchant, debit/credit card expenses.
Comparison of Operating Results for the Three Months Ended January 31, 2006 and January 31, 2005
General
The Company recorded net income of $831,000 for the three months ended January 31, 2006, compared to net income of $1,169,000 for the three months ended January 31, 2005. The decrease of $338,000, or 28.9%, in net income primarily reflects a $588,000, or 15.0%, decrease in net interest income which was somewhat offset by a negative $100,000 provision for loan losses, as discussed below under “Provision for Loan Losses.”
Net Interest Income
Net interest income for the three months ended January 31, 2006 decreased $588,000, or 15.0%, to $3,344,000 compared to $3,932,000 for the period ended January 31, 2005. The decrease in net interest income reflects an $873,000 increase in interest expense which was offset by a $285,000 increase in interest income. Overall the net yield on average earning assets decreased .41% to 2.83% for the period ended January 31, 2006 from 3.24% for the same period in 2005. The decrease in net yield on average earning assets was due primarily to the rise in short term interest rates (225 basis points rise in the federal funds rate) as the Company’s rate on average funds increased .65% to 2.33% in 2006 from 1.68% in 2005. In addition there was a change in the composition of the balance sheet during the year. The Company had an increase in the average securities available for sale portfolio (overall lower yields, 4.40% for 2006) coupled with a reduction in loans outstanding, which would normally be at higher yields (6.28% for 2006) when comparing an investment security to a loan. Interest rates, particularly at the shorter end of the yield curve, started increasing during the last half of 2004, continued throughout 2005 and into 2006 to date. The yield curve has flattened significantly during the same period of time. These yields are calculated on a fully tax equivalent basis.
Interest Income
Interest income for the three months ended January 31, 2006 increased $285,000, or 4.6%, to $6,445,000 from $6,160,000 for the same period in 2005. The increase was due primarily to an increase of $196,000 in interest income from loans, which was the result of the average yield increasing to 6.28% in the first fiscal quarter of 2006 compared to 5.67% in the first fiscal quarter of 2005. This was offset by a decrease of $10,198,000 in average loans outstanding to $222,188,000 in the first fiscal quarter of 2006 from $232,386,000 in the first fiscal quarter of 2005 and includes the averages of loans held for sale. Interest income on investments was up $63,000, or 2.3%, in the first fiscal quarter of 2006 from $2,786,000 in the first fiscal quarter of 2005 as average investments were up $2,302,000, or .8%, to $290,245,000 in the first fiscal quarter of 2006 from $287,943,000 in the first fiscal quarter of 2005. The average yield on investments increased .07% from 4.33% in the first fiscal quarter of 2005 to 4.40% in the first fiscal quarter of 2006. These yields are calculated on a fully tax equivalent basis.
The following table sets forth the weighted average tax equivalent effective interest rate on interest-earning assets and interest-bearing liabilities at the end of each of the periods presented. Fees on loans are included in the calculation but are not material in nature.

	January 31,	January 31,
	2006	2005

Weighted Average Yield On
Loans, including held for sale	6.35%	5.68%
Securities available for sale	4.48	4.38
Federal Funds Sold	4.29	2.27
Other	5.76	3.82
Combined weighted average yield	5.32	4.96

Weighted Average Rate Paid On
Interest-bearing and money market demand deposits	1.99	1.34
Savings deposits	0.51	0.51
Time deposits	3.42	2.45
Other borrowed money	5.73	3.70
Combined weighted average rate paid	2.69	1.95

Spread	2.63	3.01
Rate/Volume Analysis
The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes in average outstanding balances and changes due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume (i.e., changes in volume multiplied by old rate) and changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate. Fees on loans are included but not material in nature.

QUARTER ENDED JANUARY 31,	2006 VS. 2005
(in Thousands)
	Increase	Increase	Total
	(Decrease)	(Decrease)	Increase
	Due to Volume	Due to Rate	(Decrease)

INTEREST-EARNING ASSETS
Loans, including held for sale	$(149)	$345	$196
Securities available for sale	(47)	110	63
Federal funds sold	10	21	31
Other	13	(18)	(5)

Total interest-earning assets	$(173)	$458	$285

INTEREST-BEARING LIABILITIES
Interest-bearing and money market demand deposits	$10	$318	$328
Savings deposits	—	—	—
Time deposits	(21)	483	462
Other borrowed money	(24)	107	83

Total interest-bearing liabilities	$(35)	$908	$873

Net effect on net interest income	$(138)	$(450)	$(588)

Average Balances, Interest Rates and Yields
The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. No tax equivalent adjustments have been made. Non-accruing loans have been included in the table as loans carrying a zero yield. Fees on loans are included but are not material in nature.

QUARTER ENDED JANUARY 31,		2006			2005
(Dollars in Thousands)	AVERAGE	INTEREST	YIELD	AVERAGE	INTEREST	YIELD
	OUTSTANDING	EARNED/	/RATE	OUTSTANDING	EARNED	/RATE
	BALANCE	PAID		BALANCE	/PAID
INTEREST-EARNING ASSETS
Loans, including held for sale	$222,188	$3,499	6.25%	$232,386	$3,304	5.64%
Securities available for sale	290,245	2,849	3.89	287,943	2,786	3.84
Federal funds sold	4,428	46	4.14	2,971	15	2.03
Other	5,083	51	3.93	3,943	55	5.52

Total interest-earning assets	521,944	$6,445	4.90%	527,243	$6,160	4.64%

Non-interest-earning Assets	47,598			50,549

Total assets	$569,542			$577,792

INTEREST-BEARING LIABILITIES
Interest-bearing & money market demand deposits	$206,743	$1,027	1.97%	$204,606	$698	1.35%
Savings deposits	40,469	51	0.50	40,475	51	0.50
Time deposits	199,887	1,664	3.30	203,422	1,203	2.35
Other borrowed funds	23,476	359	6.07	25,545	276	4.29

Total interest-bearing liabilities	470,575	$3,101	2.61%	474,048	$2,228	1.86%

Non-interest-bearing:
Deposits	52,995			50,034
Liabilities	2,317			3,782

Total liabilities	525,887			527,864
Repurchase Liability (ESOP)	5,842			12,060
Shareholder’s equity	37,813			37,868

Total liabilities & shareholders’ equity	$569,542			$577,792

Net interest-earning assets	$51.369			$53,195

Net interest income		$3,344			$3,932

Net interest rate spread			2.29%			2.78%

Net yield on average interest-earning assets			2.54%			2.96%

Average interest-earning assets to average interest-bearing liabilities	110.92%			111.22%

Interest Expense
Interest expense increased $873,000, or 39.2%, to $3,101,000 for the three months ended January 31, 2006 from $2,228,000 for the three months ended January 31, 2005. Interest expense on deposits increased by $790,000, due primarily to an increase in the average rates paid on interest-bearing deposits during the period to 2.41% for the first fiscal quarter of 2006 from 1.75% during the first fiscal quarter of 2005. The average balance of non-interest bearing deposits increased by $2,961,000 during the same period, which resulted in an overall increase of $1,557,000 in the average balance of deposits. Interest expense on other borrowed funds increased $83,000 in the first fiscal quarter of 2006 to $359,000 from $276,000 during the first fiscal quarter of 2005, due to an increase in the average cost to 6.07% from 4.29%, which was partially offset by a decrease of $2,069,000 in the average balance outstanding during the period.
Provision for Loan Losses
Based on the Company’s December 31, 2005 analysis of its loan loss reserve there was a negative provision of $100,000 during the three months ended January 31, 2006 compared to no adjustments for the three months ended January 31, 2005. One of the major factors was a decline of $7.2 million in the balance on loans outstanding at January 31, 2006 compared to October 31, 2005. Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, lack of growth in the loan portfolio, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the loan portfolio at such date.
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
Noninterest Income
Noninterest income decreased $52,000, or 4.4%, to $1,121,000 for the three months ended January 31, 2006 from $1,173,000 for the same period in 2005. The decrease was primarily in the areas of gains on the sale of loans ($10,000), securities gains ($32,000), and ATM foreign transaction fees ($23,000). These reductions were partially offset by an overall increase in service charges on deposit accounts of $15,000, on the strength of an increase of $31,000 in overdraft fees. As competition has dictated, free checking is now the norm for retail checking accounts and as a result the Company showed a reduction of $16,000 in the monthly service charges on checking accounts. The Company has experienced a significant migration of current customers changing their account over from a minimum balance regular checking account to the free checking as well as smaller balance interest-bearing checking accounts to avoid any service charges. To a lesser extent there has been a reduction in commercial checking service charges as the earnings credit that a commercial checking customer receives to offset transaction charges has risen over the course of the last year. It is indexed to the 91 day Treasury bill auction on a monthly basis. Gains on the sale of loans decreased in both the real estate secondary market lending area as well as in student loan gains. The decrease in real estate gains is as a result of the rise in interest rates slowing down not only the mortgage-refinancing market but new originations as well.
Noninterest Expense
Noninterest expense had a small increase of $3,000, or 0.1%, to $3,630,000 for the three months ended January 31, 2006 from $3,627,000 for the same period in 2005. The increase in noninterest expense primarily reflects a $30,000 increase in occupancy and equipment expenses along with a $61,000 increase in merchant, debit/credit card fees. The increase in occupancy expenses was as a result of a $10,000 increase in the heating cost from period-to-period and a $21,000 increase in building and grounds maintenance and repair as the Company contracted for some landscaping and general sprucing up at several of its locations. In the merchant, debit/credit card fees, there is an increase of $29,000 for direct advertising of the Company’s new “Choices” credit card which was launched in fiscal year 2005. The remaining increase of $32,000 is in conjunction with the increased volume of transactions in both the debit and credit card processing. As an offset to these increases the Company’s salaries and employee benefits decreased $105,000, or 4.8%, from $2,194,000 for the three months ended January 31, 2005 to

$2,089,000 for the same period in 2006. The Company had a reduction in overall workforce, which resulted in direct salary expense being reduced by $45,000. In addition there was a net reduction of $40,000 as a result of the ESOP Plan being terminated in November of 2004 (a $54,000 reduction) offset by the Company-sponsored 401(k) match program which started in January 2006 (a $14,000 increase).
Income Tax Expense
For the three months ended January 31, 2006 the Company recorded income tax expense of $104,000 which was $205,000, or 66.3%, less than the $309,000 recorded for the three months ended January 31, 2005. The decrease in income taxes is reflective of the change in operating results between the comparable periods and the incidence of allowable deductions, particularly from tax-exempt loans and state and municipal securities.
Asset Quality
It is management’s belief, based on information available at the fiscal period ending January 31, 2006, that the Company’s current asset quality is satisfactory. At January 31, 2006, non-performing assets, consisting of non-accruing loans, accruing loans past due 90 days or more, restructured loans, foreclosed real estate, and other repossessed property, totaled $1,506,000, or ..27% of total assets, compared to $2,497,000, or .43% of total assets for the fiscal year ended October 31, 2005.
The Company maintains an allowance for loan losses because of the potential that some loans may not be repaid in full. At January 31, 2006, the Company had an allowance for loan losses of $2,422,000 as compared to $2,519,000 at October 31, 2005. Management’s periodic review of the adequacy of the allowance for loan losses is based on various subjective and objective factors including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value on any underlying collateral, and current economic conditions. While management may allocate portions of the allowance for specifically identified problem loan situations, the majority of the allowance is based on judgmental factors related to the overall portfolio and is available for any loan charge-offs that may occur.
In determining the allowance for loan losses, the Company specifically identifies loans that it believes to have potential problems in collecting the entire balance owed. Based on criteria established by Statement of Financial Accounting Standards (SFAS) No. 114, some of these loans are considered to be “impaired” while others are not considered to be impaired, but possess weaknesses that the Company believes merit additional analysis in establishing the allowance for loan losses. All other loans are evaluated by applying estimated loss ratios to various pools of loans. The Company then analyzes other factors (such as economic conditions) in determining the aggregate amount of the allowance needed.
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
Liquidity management is both a daily and long-term function of the Company’s management strategy. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objectives of its assets/liability management program. Excess liquidity is generally invested in overnight funds sold to one of its correspondent banks. If the Company requires funds beyond its ability to generate them internally or from overnight funds purchased, it has additional borrowing capacity with the FHLB (Federal Home Loan Bank of Chicago) and has collateral eligible for its use with overnight repurchase agreements. The Company is not aware of any significant adverse trends in the Company’s liquidity or its ability to borrow additional funds if needed.
The primary investing activities of the Company are the origination of loans and the purchase of securities. During the three months ended January 31, 2006 the Company had a net decrease in loans outstandings of $7.2 million. Some of the factors causing this decline are as follows: (i) with the rising interest rate environment the Company experienced declines in consumer real estate loans along with the normal slowdown during the winter season; (ii) significant declines in commercial real estate loans, equipment and operating as the Company lost approximately $3.3 million in loans to a competitor institution as the result of the departure of two commercial loan officers; and (iii) declines in student loan outstandings as in 2002 the Company discontinued retaining new student loan originations and began selling them in the secondary market sixty days after they are fully disbursed. During the three months ended January 31, 2006 the Company purchased securities available for sale in the amount of $8.9 million which was more than offset by $20.9 million in maturities and calls during this same period. Loans held for sale increased $11.5 million to $25.7 million at January 31, 2006 from $14.2 million at October 31, 2005 which are anticipated to be sold primarily in the months of April and May 2006. These are predominantly students loans and follow the academic school calendar as far as volume.
At January 31, 2006 and October 31, 2005 the Company had outstanding loan commitments of $341,000 and $1,269,000, respectively. Certificates of deposits scheduled to mature in one year or less at January 31, 2006 totaled $155.9 million. Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short and long-term liquidity needs.
The following table summarizes the Company’s significant contractual obligations at January 31, 2006 (in thousands):

Contractual Obligations	Total	1 year or less	1 to 3 years	3 to 5 years	Over 5 years

Time Deposits	$197,166	$155,933	$39,273	$1,657	$303
Long-term debt	6,266	672	1,344	2,344	1,906
Subordinated debentures	10,309	—	—	—	10,309
ESOP Repurchase Liability	6,492	6,492	—	—	—

Total	$220,233	$163,097	$40,617	$4,001	$12,518

On November 1, 2001, the Company’s unconsolidated trust subsidiary, Metrocorp Capital Trust I, sold $10 million in floating rate cumulative preferred securities. Proceeds from the sale were used to purchase subordinated debentures of Metrocorp, which mature in the year 2031; however, the Company has the option to redeem them at any time after November 2006 with prior regulatory approval. The Company used the proceeds in the purchase of two banks (merged into Metrobank) and Community Insurance.
The Company and Metrobank are in compliance with their capital requirements and are considered “well capitalized” under current regulatory guidelines. The Company does not anticipate any significant changes to its capital structure. The following table summarizes the regulatory capital ratios for the periods indicated:

				To Be Well
	At	At	Minimum	Capitalized Under
	January 31,	October 31,	Regulatory	Prompt Corrective
	2006	2005	Requirement	Action Provisions

Tier I Capital (to risk-weighted assets)
Company	15.5%	14.9%
Bank	15.7%	15.3%	4.0%	6.0%
Total Capital (to risk-weighted assets)
Company	16.3%	15.7%
Bank	16.5%	16.1%	8.0%	10.0%
Tier I Leverage (to average assets)
Company	8.1%	8.2%
Bank	8.2%	8.4%	4.0%	5.0%
In November 2004, the Company announced that the Board of Directors had passed a resolution terminating the Company’s Employee Stock Ownership Plan (ESOP) which covered substantially all employees of the bank. The effect of this termination was that the shares of Metrocorp stock were distributed to the employees in May 2005. The ESOP provided that any participant or beneficiary who received a distribution of Metrocorp stock from the ESOP had the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this initial put was not exercised, an additional 60-day exercise period becomes available in May 2006 and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. The effect of this termination was that during the period of May to July 2005 there were 178,209 shares “put” back to the Company at a price of $38.20 per share (which was the price established by an independent outside appraisal) for a total repurchase of $6,807,584. The value of the remaining shares (144,421) that still have their second “put” option have been classified as mezzanine capital and as such have already been subtracted from the Company’s capital as if they had been redeemed.
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
Impact of Inflation and Changing Prices
The unaudited consolidated financial statements and notes thereto included at Part I—Item 1 in this report have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s income is dependent to a large degree on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice at a different time than interest-earning assets and to the degree that market interest rates change over that time. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market interest rates could adversely affect net interest income. Conversely, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. This risk is known as interest rate risk and it is the Company’s primary market risk.
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
The Company uses a net interest income simulation model to estimate near-term risk due to changes in interest rates. The model, which is updated quarterly, incorporates substantially all assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Balance sheet changes are based on expected prepayments of loans and securities. The Committee uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 100 and 200 basis points. The results from the simulation are normally reviewed by the Committee quarterly and are used to guide the Committee’s asset/liability strategy. Asset/liability risk guidelines approved by the Company’s Board of Directors generally limit the estimated decline in net interest income over the succeeding 12 months. In the event the forecasted decline exceeds 25% of the forecasted net interest income given a 200 basis points change in interest rates, the Board will increase its scrutiny and may change its strategy, if necessary. As of December 31, 2005, the latest date for which information is available, the estimated effect of an immediate 200 basis point increase in rates was a decrease in forecasted net interest income for 12 months of 10.31%. The estimated effect of an immediate 200 basis point decrease in rates was an increase in forecasted net interest income for 12 months of 4.71%.
The Committee has attempted to manage the Company’s interest rate risk given that there has been an increasing rate environment for more than one year. Since June 2004, the Federal Open Market Committee began increasing short-term interest rates in twenty-five (25) basis point increments, to a more normal level, from historically low levels. Through February 1, 2006, there have been fourteen (14) such increases. As this happened, longer term rates moderated creating a flattening in the yield curve. This action is indicative of limited concern about long-term inflation at this time. While management does not anticipate a significant shift in market interest rates in the near future, it does believe that there is less risk from declining interest rates than from rising interest rates, and interest rate risk management has reflected this belief.
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
Item 4. Controls and Procedures
Metrocorp’s principal executive officer, Gary D. Andersen, and principal financial officer, John R. McEvoy, Jr., evaluated the effectiveness of Metrocorp’s disclosure controls and procedures as of January 31, 2006 (“Evaluation Date”). Based on that evaluation, they concluded that as of the Evaluation Date, Metrocorp’s disclosure controls and procedures are effective to allow timely communication to them of information relating to Metrocorp and Metrobank required to be disclosed in its filings with the Commission under the Exchange Act. Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.
Item 6. Exhibits
The following documents are included or incorporated by reference in this quarterly report on Form 10-Q, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1*	Articles of Incorporation of Metrocorp, as amended to date

3.2	Bylaws of Metrocorp

4.1*	Amended and Restated Trust Agreement among Metrocorp, Inc., Wilmington Trust Company and the Administrators named therein dated November 1, 2001

4.2*	Subordinated Loan Agreement between Metrocorp, Inc. and Metrocorp Capital Trust I dated November 1, 2001

4.3*	Guarantee Agreement by Metrocorp, Inc. dated November 1, 2001

4.4*	Form of Trust Preferred Certificate of Metrocorp Capital Trust I

4.5*	Certificate of Trust of Metrocorp Capital Trust I (Exhibit A to Exhibit 4.1 hereto)

10.1*	Form of Indemnification Agreement between Metrocorp and each director of Metrocorp

10.2*	Form of Incentive Bonus Agreement between Metrocorp and each of Bart Ottens and other employees

10.3*	Change of Control Severance Plan dated September 22, 2005

Exhibit No.	Description
10.4*	Stay Bonus Plan dated November 11, 2005

10.5*	Renewal of Lease Agreement between Wal-Mart Stores, Inc. and Metrobank, NA dated July 11, 2000

10.6*	Replacement Revolving Note payable by Metrocorp to La Salle Bank, N.A. dated August 5, 2002, due July 24, 2008

10.7*	Loan Agreement between Metrobank and La Salle Bank, NA dated November 1, 2001, as amended by the First Amendment to Loan Agreement dated November 30, 2001, and the Second Amendment to Loan Agreement dated August 5, 2002

14.1*	Code of Ethics for Principal Executive Officers and Senior Financial Officers

14.2*	Code of Business Conduct

21.1*	Metrobank, NA, Community Insurance, Inc. and Metrocorp Capital Trust I are the only subsidiaries of the Registrant

24.1*	Power of Attorney (included on the signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1*	Charter of the Audit Committee of Metrocorp, Inc.

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended October 31, 2005 and incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROCORP, INC.
(Registrant)

Date: March 15, 2006	By:	/s/ Gary D. Andersen
Gary D. Andersen
President
(Principal Executive Officer)

Date: March 15, 2006	By:	/s/ John R. McEvoy, Jr.
John R. McEvoy, Jr.
Senior Vice President/Controller
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1*	Articles of Incorporation of Metrocorp, as amended to date

3.2	Bylaws of Metrocorp

4.1*	Amended and Restated Trust Agreement among Metrocorp, Inc., Wilmington Trust Company and the Administrators named therein dated November 1, 2001

4.2*	Subordinated Loan Agreement between Metrocorp, Inc. and Metrocorp Capital Trust I dated November 1, 2001

4.3*	Guarantee Agreement by Metrocorp, Inc. dated November 1, 2001

4.4*	Form of Trust Preferred Certificate of Metrocorp Capital Trust I

4.5*	Certificate of Trust of Metrocorp Capital Trust I (Exhibit A to Exhibit 4.1 hereto)

10.1*	Form of Indemnification Agreement between Metrocorp and each director of Metrocorp

10.2*	Form of Incentive Bonus Agreement between Metrocorp and each of Gary Andersen, Nancy Hamilton, Julius Van Paemel, Bart Ottens and other employees

10.3*	Change of Control Severance Plan dated September 22, 2005

10.4*	Stay Bonus Plan dated November 11, 2005

10.5*	Renewal of Lease Agreement between Wal-Mart Stores, Inc. and Metrobank, NA dated July 11, 2000

10.6*	Replacement Revolving Note payable by Metrocorp to La Salle Bank, N.A. dated August 5, 2002, due July 24, 2008

10.7*	Loan Agreement between Metrobank and La Salle Bank, NA dated November 1, 2001, as amended by the First Amendment to Loan Agreement dated November 30, 2001, and the Second Amendment to Loan Agreement dated August 5, 2002

14.1*	Code of Ethics for Principal Executive Officers and Senior Financial Officers

14.2*	Code of Business Conduct

21.1*	Metrobank, NA, Community Insurance, Inc. and Metrocorp Capital Trust I are the only subsidiaries of the Registrant

24.1*	Power of Attorney (included on the signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1*	Charter of the Audit Committee of Metrocorp, Inc.

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended October 31, 2005 and incorporated herein by reference.