Form 10-Q
period 2006-04-30
METROCORP INC
filed 2006-06-14
CIK 200513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For quarterly period ended April 30, 2006
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 13, 2006, the Registrant had outstanding 1,186,068 shares of Common Stock, $0.20 par value per share.

- i -

FORWARD-LOOKING STATEMENTS
This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 about Metrocorp, Inc. (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report and other reports and documents that the Company files with the Securities and Exchange Commission. The information set forth is not a guarantee of future performance, operating results or financial condition. These forward-looking statements are based on management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, it means we are making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors are described as “Risk Factors” in the Company’s annual report on Form 10-K for the year ended October 31, 2005, and in Part II, Item 1A below. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
METROCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30, 2006	October 31, 2005

Assets
Cash and due from banks	$27,323,618	$20,242,642
Federal funds sold	16,855,000	8,650,000
Securities available for sale	286,738,558	294,125,263
Loans held for sale	11,226,154	14,160,176

Loans	200,380,884	209,220,001
Allowance for loan losses	(2,386,645)	(2,519,213)

Loans, net	197,994,239	206,700,788

Accrued interest receivable	6,321,142	7,385,857
Premises and equipment, net	9,009,136	9,045,775
Intangible assets, net	10,663,579	10,763,201
Other assets	8,092,210	7,903,000

Total assets	$574,223,636	$578,976,702

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand deposits, noninterest-bearing	$51,908,913	$48,257,954
Interest-bearing demand and money market accounts	217,981,640	221,133,113
Savings	41,999,984	41,267,265
Time, $100,000 and over	58,955,224	69,312,844
Time, other	136,721,589	131,440,187

Total deposits	507,567,350	511,411,363

Short-term borrowings	4,458,312	4,747,578
Federal Home Loan Bank advances	1,000,000	1,000,000
Notes payable	5,097,970	5,433,970
Junior subordinated debentures	10,309,278	10,309,278
Accrued interest payable and other liabilities	2,380,067	2,534,003

Total liabilities	530,812,977	535,436,192

Redeemable common stock held by Employee Stock Ownership Plan Participants (144,421 shares)	6,491,724	6,491,724

Stockholders’ Equity:
Common stock, $.20 par value; 3,000,000 shares authorized, 2,340,609 shares issued, and 1,041,647 shares outstanding	468,122	468,122
Additional paid-in capital	4,406,006	4,406,006
Retained earnings	51,843,262	50,506,859
Accumulated other comprehensive income (loss)	(3,175,103)	(1,708,849)
Treasury stock, at cost (1,298,962 shares)	(16,623,352)	(16,623,352)

Total stockholders’ equity	36,918,935	37,048,786

Total liabilities and stockholders’ equity	$574,223,636	$578,976,702

See accompanying notes to unaudited consolidated financial statements.

METROCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED )

	Three months ended April 30,
	2006	2005

Interest income:
Loans	$3,506,681	$3,332,764
Securities:
Taxable	2,245,567	2,087,236
Exempt from federal income tax	671,259	654,063
Federal funds sold	40,358	2,078
Other	42,198	79,461

Total interest income	6,506,063	6,155,602

Interest expense:
Interest-bearing demand and money market accounts	1,102,932	655,842
Savings deposits	51,083	51,459
Time deposits	1,702,042	1,231,286
Short-term borrowings	105,646	77,792
Federal Home Loan Bank advances	24,199	56,289
Notes payable	87,990	68,577
Junior subordinated debentures	214,777	158,934

Total interest expense	3,288,669	2,300,179

Net interest income	3,217,394	3,855,423
Provision for loan losses	—	—

Net interest income after provision for loan losses	3,217,394	3,855,423

Noninterest income:
Service charges on deposit accounts	286,986	288,829
Gains on sales of loans	304,784	252,194
Securities gains, net	—	3,550
Trust fees	95,846	135,486
ATM foreign transaction fees	131,577	153,897
Merchant, debit/credit card fees	246,031	197,356
Other income	201,339	298,771

Total noninterest income	1,266,563	1,330,083

Noninterest expense:
Salaries and employee benefits	2,077,594	2,055,795
Occupancy and equipment expense	431,893	416,639
Data processing expenses	103,910	110,059
Merchant, debit/credit card expenses	198,326	145,966
Other expenses	817,452	682,656

Total noninterest expense	3,629,175	3,411,115

Income before income taxes	854,782	1,774,391
Income tax expense	129,609	426,579

Net income	$725,173	$1,347,812

Earnings per share, basic and diluted	$0.61	$1.03
Weighted average common shares outstanding	1,186,068	1,307,235
Cash dividends declared on common stock	$0.0925	$0.0900
See accompanying notes to unaudited consolidated financial statements.

METROCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED )

	Six months ended April 30,
	2006	2005

Interest income:
Loans	$7,006,153	$6,636,173
Securities:
Taxable	4,381,931	4,198,624
Exempt from federal income tax	1,383,974	1,328,965
Federal funds sold	86,538	17,281
Other	92,595	134,344

Total interest income	12,951,191	12,315,387

Interest expense:
Interest-bearing demand and money market accounts	2,129,578	1,353,727
Savings deposits	103,976	102,640
Time deposits	3,364,729	2,433,897
Short-term borrowings	163,622	119,951
Federal Home Loan Bank advances	39,471	76,651
Notes payable	174,051	133,971
Junior subordinated debentures	414,519	307,130

Total interest expense	6,389,946	4,527,967

Net interest income	6,561,245	7,787,420
Provision for loan losses	(100,000)	—

Net interest income after provision for loan losses	6,661,245	7,787,420

Noninterest income:
Service charges on deposit accounts	629,703	616,642
Gains on sales of loans	356,298	313,959
Securities gains, net	27,137	62,268
Trust fees	212,738	262,663
ATM foreign transaction fees	264,365	309,287
Merchant, debit/credit card fees	487,926	406,213
Other income	409,207	532,369

Total noninterest income	2,387,374	2,503,401

Noninterest expense:
Salaries and employee benefits	4,166,590	4,249,581
Occupancy and equipment expense	870,085	825,271
Data processing expenses	202,752	205,643
Merchant, debit/credit card expenses	402,015	289,026
Other expenses	1,617,297	1,468,207

Total noninterest expense	7,258,739	7,037,728

Income before income taxes	1,789,880	3,253,093
Income tax expense	234,054	735,792

Net income	$1,555,826	$2,517,301

Earnings per share, basic and diluted	$1.31	$1.88
Weighted average common shares outstanding	1,186,068	1,337,124
Cash dividends declared on common stock	$0.185	$0.180
See accompanying notes to unaudited consolidated financial statements.

METROCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended April 30,
	2006	2005

Cash Flows from Operating Activities:
Net income	$1,555,826	$2,517,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	361,386	384,073
Provision for loan losses	(100,000)	—
Deferred income tax expense	561,394	—
Amortization of premium and accretion of discount on securities, net	861,968	1,010,105
Amortization of intangible assets	99,622	99,622
Securities gains, net	—	(62,268)
Gains on sales of real estate loans	(53,106)	(80,958)
Gains on sales of student loans	(303,247)	(305,864)
Real estate loans originated for sale	(5,680,970)	(7,382,882)
Student loans originated for sale	(17,145,223)	(16,692,496)
Proceeds from sales of real estate loans	6,246,918	7,161,081
Proceeds from sales of student loans	19,867,564	20,039,008
(Increase) decrease in accrued interest receivable and other assets	1,239,789	(897,107)
Increase (decrease) in accrued interest payable and other liabilities	(153,936)	1,058,505

Net cash provided by operating activities	7,357,985	6,848,120

Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold	(8,205,000)	5,250,000
Proceeds from sales of securities available for sale	—	1,535,030
Proceeds from maturities and calls of securities available for sale	29,397,558	17,465,000
Proceeds from principal paydowns on securities available for sale	1,225,812	1,263,996
Purchase of securities available for sale	(26,490,565)	(25,439,117)
Net decrease in loans	8,808,635	4,711,518
Purchases of premises and equipment, net	(324,747)	(147,713)

Net cash provided by investing activities	4,411,693	4,638,714

Cash Flows from Financing Activities:
Net (decrease) in deposits	(3,844,013)	(11,582,515)
Net increase (decrease) in short-term borrowings	(289,266)	8,023,207
Repayment of notes payable	(336,000)	(341,094)
Cash dividends paid	(219,423)	(246,062)
Purchase of Treasury Stock	—	(6,627,241)

Net cash (used in) financing activities	(4,688,702)	(10,773,705)

METROCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six months ended April 30,
	2006	2005

Increase (Decrease) in cash and due from banks	$7,080,976	$713,129

Cash and due from banks:
Beginning of period	20,242,642	24,419,553

End of period	$27,323,618	$25,132,682

Supplemental Disclosures of Cash Flow Information, cash paid during the period for:
Interest	$6,131,097	$4,238,358
Income taxes	147,116	489,458

Supplemental Disclosures of Noncash Investing and Financing Activities:
Payment on ESOP note payable by ESOP	—	53,777
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	(1,466,254)	(3,779,299)
Change in redeemable common stock held by ESOP participants	—	(5,846,021)
See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the three month and six month periods ending April 30, 2006 and 2005 are not necessarily indicative of the results expected for the full year. The balance sheet information for October 31, 2005, is derived from the Company’s audited financial statements for the year ended October 31, 2005. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005.
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
Nature of Operations
The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) headquartered in East Moline, Illinois. Incorporated in 1973 as a Delaware Corporation the Company was reincorporated under the laws of the State of Illinois on March 15, 2004. The Company derives the majority of its income from, and its principal asset is, all of the common stock of the Bank. The Bank currently operates a main office, 18 branch offices, an operations center and an office for Community Insurance which are located in the Quad Cities market, the western Illinois market and the eastern Iowa market. The Bank has established a network of 47 ATMs in western Illinois and eastern Iowa.
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
The approximate contract amounts of these instruments are summarized as follows as of:

	April 30,	October 31,
	2006	2005
Loan commitments	$206,000	$1,269,000
Unused lines of credit	35,752,000	42,028,000
Standby letters of credit	497,000	497,000
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
The Company has executed contracts for the sale of mortgage loans in the secondary market in the amount of $270,000 and $1,065,000 as of April 30, 2006 and October 31, 2005, respectively. The

Company has also executed contracts for the sale of student loans in the secondary market in the amount of $10,956,000 and $13,375,000 as of April 30, 2006 and October 31, 2005, respectively. These amounts represent all student loans held for sale.
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
Note 3: Recent Developments
On March 20, 2006, Metrocorp and National Bancshares, Inc., an Iowa Corporation (“NBI”) which serves as the holding company for THE National Bank, Bettendorf, Iowa, announced that they had entered into an Agreement and Plan of Merger dated March 20, 2006 (the “Agreement”). The Agreement provides that NBI will acquire all of the outstanding common stock of the Company for approximately $79 million or $67.00 per share based on 1,186,068 shares issued and outstanding. Please refer to the Company’s current report on Form 8-K filed on March 23, 2006 for more details of the Agreement.
At a Special Meeting of Shareholders held on June 5, 2006, the shareholders of the Company ratified and approved the Agreement. The necessary regulatory approvals relating to the Agreement have also been received and the Company anticipates the Agreement will be consummated early during the third quarter of 2006. The process leading to the Agreement is described in more detail at Item 2—Corporate Developments in Fiscal 2006 in this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to Metrocorp’s financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion should be read in connection with the unaudited consolidated financial statements and the accompanying notes thereto included in Item 1 of this report. The discussion covers the Company’s results of operations for the quarters ended April 30, 2005 and 2006, and the Company’s financial condition for the period ended April 30, 2006.
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
Metrocorp is a bank holding company providing bank and bank related services through its wholly owned subsidiary, Metrobank and its subsidiary, Community Insurance, Inc., and Metrocorp Capital Trust I. The Company is engaged in the business of commercial and retail banking and trust and insurance services. The Company focuses on establishing long-term relationships with customers, and is committed to serving the financial needs of the communities in its market area. Metrobank maintains nineteen locations located in western Illinois and eastern Iowa with the insurance agency located in the Miles, Iowa branch. The majority of the Company’s income is derived from commercial and retail lending, investments, and deposit activities. Metrocorp Capital Trust I was capitalized in November 2001 for the purpose of issuing trust preferred securities.
Corporate Developments in Fiscal 2006
On August 25, 2005, the Company and its shareholders received an unsolicited tender offer from National Bancshares, a privately-held community banking organization based in the Quad Cities, to purchase all of the shares of common stock of Metrocorp for $52.00 per share in cash. The tender offer was subject to approval of all appropriate regulatory agencies, obtaining at least 50.1% of Metrocorp’s outstanding shares, and had an expiration date of September 23, 2005. The Company hired St. Charles Capital, LLC of Denver, Colorado to provide advisory services related to this tender offer. St. Charles is an experienced investment banking firm that has expertise in matters of mergers and acquisitions in the banking industry and in the valuation of banks, with particular expertise in independent community banks. St. Charles prepared a thorough analysis and evaluation of the offer. With the assistance of the Company’s legal and financial advisors, the Board of Directors, after carefully considering the offer, unanimously recommended that shareholders reject the offer and not tender any of their shares. On September 23, 2005, the offer expired as stated.
As a result of this process the Company began receiving other non-binding offers to acquire the Company from various bank holding companies. Realizing it was not practical or cost-efficient to deal with each of these offers individually, the Board began a process to evaluate the strategic alternatives available to the Company for maximizing value to its shareholders. Seven investment banking firms were interviewed by the Board of Directors and in October 2005 Hovde Financial, LLC of Chicago, Illinois was hired to act as the Company’s financial advisor. The Company considered the final bids presented by three interested parties and on March 20, 2006, the Company and NBI announced that they had entered into the Agreement. The Agreement provides that NBI will acquire all of the outstanding common stock of the Company for approximately $79 million or $67.00 per share based on 1,186,068 shares issued and outstanding. Please refer to the Company’s current report on Form 8-K filed on March 23, 2006 for more details of the Agreement.

At a Special Meeting of Shareholders held on June 5, 2006, the shareholders of the Company ratified and approved the Agreement. The necessary regulatory approvals relating to the Agreement have also been received and the Company anticipates the Agreement will be consummated early during the third quarter of 2006.
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
The Company’s total assets at April 30, 2006 were $574.2 million, a decrease of $4.8 million, or 0.8% from $579.0 million at October 31, 2005. The decrease in assets was due primarily to decreases in securities available for sale and net loans, described below, but was partially offset by a $7.1 million increase in cash and due from banks and an $8.2 million increase in federal funds sold.
The Company’s portfolio of securities available for sale decreased $7.4 million, or 2.5%, to $286.7 million at April 30, 2006 from $294.1 million at October 31, 2005. Part of this decrease was the $2.4 million increase in the unrealized loss at April 30, 2006 ($5.2 million) from the unrealized loss at October 31, 2005 ($2.8 million) in accordance with SFAS 115. The Company’s portfolio consists primarily of U. S. Treasury and government obligations, state and political subdivisions, and investment grade corporate bonds. Overall the portfolio has a weighted average life of 3.0 years. During the first half of fiscal 2006, the Company purchased securities available for sale in the amount of $26.5 million which was offset by $29.4 million in proceeds from maturities and calls of securities available for sale. Overall there was a $5.0 million, or 1.7%, decrease in the amortized cost of securities available for sale. The decrease was primarily a result of an increase in federal funds sold and a decrease in total deposits which are discussed below.
The Company’s portfolio of loans decreased $8.8 million, or 4.2%, to $200.4 million at April 30, 2006 from $209.2 million at October 31, 2005. Loans decreased in part as a result of a reduction of $3.5 million, or 30.0%, in portfolio student loan outstandings, from $11.8 million at October 31, 2005 to $8.3 million at April 30, 2006. These particular student loans are to students who have already graduated or left school and are past their deferment period. As a result, the Company receives monthly payments and loan consolidation payoffs on these loans with no new originations. The Company also experienced declines in commercial and consumer real estate loans. Commercial loans (including real estate, equipment and operating lines) declined $7.7 million, or 12.7%, to $53.5 million at April 30, 2006 from $61.2 million at October 31, 2005. The Company experienced increased paydowns on commercial equipment and operating lines over what was replaced with new borrowers, as competition has intensified and the operating line demands usually decline at this time of year. In addition the Company experienced approximately $3.3 million in commercial loan payoffs to a competitor institution that hired two of the Company’s loan officers as a result of the possible change in control of the Company. Consumer real estate loans declined $2.0 million, or 4.8%, from $42.0 million at October 31, 2005 to $40.0 million at April 30, 2006. The Company has seen a continued slowdown in the local real estate markets which the Company believes to be as a result of rising rates as well as what normally occurs during the winter and early spring season. Some of these declines were partially offset by a $5.5 million, or 7.5%, increase in the Company’s overall agricultural loan portfolio to $78.6 million at April 30, 2006 from $73.1 million at October 31, 2005.
The Company’s loans held for sale decreased $3.0 million, or 21.1%, from $14.2 million at October 31, 2005 to $11.2 million at April 30, 2006. This decrease was predominantly in the student loans originated for sale and subsequently sold during the first half of this fiscal year. The Company originates student loans for several colleges and universities and once that particular academic school year loan is fully disbursed, it is sold (usually around 60 days) on the secondary market at a premium of 1.55% to its servicer, Nelnet, Inc. In April, the Company had a student loan sale of $17.7 million and recorded a gain of $274,000.
Federal funds sold increased $8.2 million, or 94.3%, to $16.9 million from $8.7 million at October 31, 2005. Federal funds sold and its counterpart, federal funds purchased, are used as the balancing account of the Company’s daily cash position and are generally short term (daily) in nature. This increase is directly attributable to the declines in both the securities and loan portfolios.
Total deposits decreased $3.8 million, or 0.7%, to $507.6 million at April 30, 2006 from $511.4 million at October 31, 2005. The majority of this decrease, $3.2 million, was in the Company’s interest-bearing demand and money market accounts. Of this decrease, $5.8 million was from the Company’s premier consumer checking account (Clubmet) as consumers began investing more funds in time deposits to take advantage of higher rates. A large portion of this decrease, $4.7 million, was offset by an increase in the Company’s core municipal account relationships. Changes in this area are cyclical in nature based on when these municipal customers receive their funding from the state and local taxing authorities. While these municipal deposits are subject to large swings in balances, these types of accounts are usually done on a multi-year bid basis (usually a minimum of at least three years, with automatically renewable options) and the Company has demonstrated the ability to maintain these relationships over extended periods of time. In addition, the Company had a change in the composition of its time deposits of over and under $100,000. Time deposits of under $100,000, consisting mostly of retail consumer certificates of deposit, increased $5.3 million, or 4.0%, to $136.7 million at April 30, 2006 from $131.4 million at October 31, 2005. The Company’s time deposits of $100,000 or over decreased $10.3 million, or 14.9%, to $59.0 million at April 30, 2006 from $69.3 million at October 31, 2005. The Company offered a retail consumer six month special certificate of deposit in celebration of its new Rock Island Branch which opened in October 2005 as discussed in the Company’s Form 10-K for the year ended October 31, 2005. These certificates of deposit were offered for only one week at a premium rate (5.00% APY) and total $13.2 million. The certificates were funded from a combination of new deposits as well as funds that were on deposit at the Company in different products. These time deposits will mature in May 2006 when the Company will decide what rate may be offered for renewal based on funding needs at that time. Time deposits of $100,000 or over are usually short term and subject to greater interest rate risk given the greater frequency in repricing. The Company uses this product to assist our municipal clients with funds that can be invested for time periods of generally one year or less. The Company does not solicit funds from outside its own market area. Most customers from whom the Company does solicit funds also have their core deposit accounts with Metrobank. The overall decrease in deposits was primarily offset by the decreases in the loan and investment securities portfolios during the six months ended April 30, 2006.
Short-term borrowings were flat, decreasing only $0.3 million, or 6.4%, from $4.7 million at October 31, 2005 to $4.4 million at April 30, 2006. Federal funds purchased and its counterpart, federal funds sold, are used as the balancing account of the Company’s daily cash position and are generally short term (daily) in nature.
Stockholders’ equity decreased $130,000, or 0.4%, to $36.9 million at April 30, 2006 from $37.0 million at October 31, 2005. The decrease in stockholders’ equity was primarily due to net income of $1,556,000 during the six months ended April 30, 2006, which was partly reduced by an increase of $1,466,000 in the unrealized loss on securities available for sale in accordance with SFAS 115 and dividends of $220,000 paid to shareholders.
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
Comparison of Operating Results for the Three Months Ended April 30, 2006 and April 30, 2005
General
The Company recorded net income of $725,000 for the three months ended April 30, 2006, compared to net income of $1,348,000 for the three months ended April 30, 2005. The decrease of $623,000, or 46.2%, in net income primarily reflects a $638,000, or 16.5%, decrease in net interest income.
Net Interest Income
Net interest income for the three months ended April 30, 2006 decreased $638,000, or 16.5%, to $3,217,000 compared to $3,855,000 for the period ended April 30, 2005. The decrease in net interest income reflects a $988,000 increase in interest expense which was offset by a $350,000 increase in interest income. Overall the net yield on average earning assets decreased .47% to 2.81% for the period ended April 30, 2006 from 3.28% for the same period in 2005. The decrease in net yield on average earning assets was due primarily to the rise in short term interest rates (250 basis points rise in the federal funds rate) as the Company’s rate on average funds increased .79% to 2.58% in 2006 from 1.79% in 2005. In addition there was a change in the composition of the balance sheet during the year. The Company had an increase in the average securities available for sale portfolio (overall lower yields, 4.50% for 2006) coupled with a reduction in loans outstanding, which would normally be at higher yields (6.43% for 2006) when comparing an investment security to a loan. Interest rates, particularly at the shorter end of the yield curve, started increasing during the last half of 2004, continued throughout 2005 and into 2006 to date. The yield curve has flattened significantly during the same period of time. The yields are calculated on a fully tax equivalent basis.
Interest Income
Interest income for the three months ended April 30, 2006 increased $350,000, or 5.7%, to $6,506,000 from $6,156,000 for the same period in 2005. The increase was due primarily to an increase of $174,000 in interest income from loans, which was the result of the average yield increasing to 6.43% in the second fiscal quarter of 2006 compared to 5.83% in the second fiscal quarter of 2005. This was offset by a decrease of $10,829,000 in average loans outstanding to $224,789,000 in the second fiscal quarter of 2006 from $235,618,000 in the second fiscal quarter of 2005 and includes the averages of loans held for sale. Interest income on investments was up $176,000, or 6.4%, in the second fiscal quarter of 2006 from $2,741,000 in the second fiscal quarter of 2005 as average investments were up $2,543,000, or .9%, to $288,892,000 in the second fiscal quarter of 2006 from $286,349,000 in the second fiscal quarter of 2005. The average yield on investments increased .22% from 4.30% in the second fiscal quarter of 2005 to 4.52% in the second fiscal quarter of 2006. The yields are calculated on a fully tax equivalent basis.
Interest Expense
Interest expense increased $989,000, or 43.0%, to $3,289,000 for the three months ended April 30, 2006 from $2,300,000 for the three months ended April 30, 2005. Interest expense on deposits increased by $917,000, due primarily to an increase in the average rates paid on interest-bearing deposits during the period to 2.65% for the second fiscal quarter of 2006 from 1.82% during the second fiscal quarter of 2005. The average balance of interest bearing deposits increased $5,533,000 during this period and along with a $1,388,000 increase in non-interest bearing deposits resulted in an overall increase of $6,921,000 in the average balance of deposits. Interest expense on other borrowed funds increased $71,000 in the second fiscal quarter of 2006 to $433,000 from $362,000 during the second fiscal quarter of 2005, due to an increase in the average cost to 6.47% from 4.18%, which was partially offset by a decrease of $8,073,000 in the average balance outstanding during the period.
Provision for Loan Losses
Based on the Company’s April 28, 2006 analysis of its loan loss reserve, management made no adjustment to the provision for loan losses during the three months ended April 30, 2006. During the second fiscal quarter, ending on April 30, 2005, there were no adjustments made to the provision for loan losses as well. Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, lack of growth in the loan portfolio, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the loan portfolio at such date.
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
Noninterest Income
Noninterest income decreased $63,000, or 4.7%, to $1,267,000 for the three months ended April 30, 2006 from $1,330,000 for the same period in 2005. The decrease was primarily in the areas of trust fees ($40,000), ATM foreign transaction fees ($22,000) and gains on the sale of loans ($20,000). These reductions were partially offset by an increase in merchant, debit/credit card fees ($49,000). As competition has dictated, free checking is now the norm for retail checking accounts and as a result the Company showed a reduction of $14,000 in the monthly service charges on checking accounts. The Company has experienced a significant migration of current customers changing their account over from a minimum balance regular checking account to the free checking as well as smaller balance interest-bearing checking accounts to avoid any service charges. To a lesser extent there has been a reduction in commercial checking service charges as the earnings credit that a commercial checking customer receives to offset transaction charges has risen over the course of the last year. It is indexed to the 91 day Treasury bill auction on a monthly basis. This reduction was partially offset by an increase of $12,000 in NSF fees (non-sufficient funds fees). Gains on the sale of loans decreased in the real estate secondary market area as a result of the rise in interest rates slowing down not only the mortgage-refinancing market but new originations as well.
Noninterest Expense
Noninterest expenses increased $218,000, or 6.4%, to $3,629,000 for the three months ended April 30, 2006 from $3,411,000 for the same period in 2005. The increase in noninterest expense primarily reflects a $135,000 increase in other expenses along with a $52,000 increase in merchant, debit/credit card fees. The increase in other expenses is directly attributable to an increase in legal expenses of $136,000 at the parent company for matters relating to SEC filings and various potential merger/acquisition issues. In the merchant, debit/credit card fees, there is an increase of $16,000 for direct advertising of the Company’s new “Choices” credit card which was launched in fiscal year 2005. The remaining increase of $36,000 is in conjunction with the increased volume of transactions in both the debit and credit card processing.
Income Tax Expense
For the three months ended April 30, 2006 the Company recorded income tax expense of $130,000 which was $297,000, or 69.6%, less than the $427,000 recorded for the three months ended April 30, 2005. The decrease in income taxes is reflective of the change in operating results between the comparable periods and the incidence of allowable deductions, particularly from tax-exempt loans and state and municipal securities.

Comparison of Operating Results for the Six Months Ended April 30, 2006 and April 30, 2005
General
The Company recorded net income of $1,556,000 for the six months ended April 30, 2006, compared to net income of $2,517,000 for the six months ended April 30, 2005. The decrease of $961,000, or 38.2%, in net income primarily reflects a $1,226,000, or 15.7%, decrease in net interest income which was somewhat offset by a negative $100,000 provision for loan losses, as discussed below under “Provision for Loan Losses.”
Net Interest Income
Net interest income for the six months ended April 30, 2006 decreased $1,226,000, or 15.7%, to $6,561,000 compared to $7,787,000 for the period ended April 30, 2005. The decrease in net interest income reflects a $1,862,000 increase in interest expense which was offset by a $636,000 increase in interest income. Overall the net yield on average earning assets decreased .44% to 2.82% for the period ended April 30, 2006 from 3.26% for the same period in 2005. The decrease in net yield on average earning assets was due primarily to the rise in short term interest rates (250 basis points rise in the federal funds rate) as the Company’s rate on average funds increased .74% to 2.47% in 2006 from 1.73% in 2005. In addition there was a change in the composition of the balance sheet during the year. The Company had an increase in the average securities available for sale portfolio (overall lower yields, 4.48% for 2006) coupled with a reduction in loans outstanding, which would normally be at higher yields (6.35% for 2006) when comparing an investment security to a loan. Interest rates, particularly at the shorter end of the yield curve, started increasing during the last half of 2004, continued throughout 2005 and into 2006 to date. The yield curve has flattened significantly during the same period of time. The yields are calculated on a fully tax equivalent basis.
Interest Income
Interest income for the six months ended April 30, 2006 increased $636,000, or 5.2%, to $12,951,000 from $12,315,000 for the same period in 2005. The increase was due primarily to an increase of $370,000 in interest income from loans, which was the result of the average yield increasing to 6.35% in the first six months of fiscal 2006 compared to 5.75% in first six months of fiscal 2005. This was offset by a decrease of $10,508,000 in average loans outstanding to $223,483,000 in the first six months of fiscal 2006 from $233,991,000 in the first six months of fiscal 2005 and includes the averages of loans held for sale. Interest income on investments was up $238,000, or 4.3%, in the first six months of fiscal 2006 from $5,528,000 in the first six months of fiscal 2005 as average investments were up $2,324,000, or .8%, to $289,509,000 in the first six months of fiscal 2006 from $287,185,000 in the first six months of fiscal 2005. The average yield on investments increased .15% from 4.33% in the first six months of fiscal 2005 to 4.48% in the first six months of fiscal 2006. The yields are calculated on a fully tax equivalent basis.
The following table sets forth the weighted average tax equivalent effective interest rate on interest-earning assets and interest-bearing liabilities at the end of each of the periods presented. Fees on loans are included in the calculation but are not material in nature.

	April 30,	April 30,
	2006	2005

Weighted Average Yield On
Loans, including held for sale	6.47%	5.86%
Securities available for sale	4.56	4.29
Federal Funds Sold	4.73	2.76
Other	4.53	3.10
Combined weighted average yield	5.35	4.98

Weighted Average Rate Paid On
Interest-bearing and money market demand deposits	2.26	1.37
Savings deposits	0.51	0.51
Time deposits	3.64	2.59
Other borrowed money	7.11	4.44
Combined weighted average rate paid	2.88	2.00

Spread	2.47	2.98
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

	2006 VS. 2005
	Increase	Increase	Total
SIX MONTHS ENDED APRIL 30,	(Decrease)	(Decrease)	Increase
(in Thousands)	Due to Volume	Due to Rate	(Decrease)

INTEREST-EARNING ASSETS
Loans, including held for sale	$(307)	$677	$370
Securities available for sale	(65)	303	238
Federal funds sold	38	32	70
Other	17	(59)	(42)

Total interest-earning assets	$(317)	$953	$636

INTEREST-BEARING LIABILITIES
Interest-bearing and money market demand deposits	$45	$730	$775
Savings deposits	—	—	—
Time deposits	(40)	973	933
Other borrowed money	(118)	272	154

Total interest-bearing liabilities	$(113)	$1,975	$1,862

Net effect on net interest income	$(204)	$(1,022)	$(1,226)

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

		2006			2005
	AVERAGE	INTEREST		AVERAGE	INTEREST
SIX MONTHS ENDED APRIL 30,	OUTSTANDING	EARNED/	YIELD	OUTSTANDING	EARNED	YIELD
(Dollars in Thousands)	BALANCE	PAID	/RATE	BALANCE	/PAID	/RATE
INTEREST-EARNING ASSETS
Loans, including held for sale	$223,467	$7,006	6.32%	$233,975	$6,636	5.72%
Securities available for sale	286,005	5,766	4.07	289,387	5,528	3.85
Federal funds sold	4,012	86	4.35	1,710	17	2.04
Other	5,089	93	3.67	4,438	134	6.10

Total interest-earning assets	518,573	$12,951	5.04%	529,510	$12,315	4.69%

Non-interest-earning Assets	49,466			45,841

Total assets	$568,039			$575,351

INTEREST-BEARING LIABILITIES
Interest-bearing & money market demand deposits	$205,212	$2,130	2.09%	$199,531	$1,354	1.37%
Savings deposits	40,955	102	0.50	41,355	103	0.50
Time deposits	198,241	3,366	3.42	201,523	2,434	2.44
Other borrowed funds	25,425	792	6.28	30,446	637	4.22

Total interest-bearing liabilities	469,833	$6,390	2.74%	472,855	$4,528	1.93%

Non-interest-bearing:
Deposits	52,166			49,938
Liabilities	2,458			4,207

Total liabilities	524,457			527,000
Repurchase Liability (ESOP)	6,166			11,197
Shareholder’s equity	37,416			37,154

Total liabilities & shareholders’ equity	$568,039			$575,351

Net interest-earning assets	$48.740			$56,655

Net interest income		$6,561			$7,787

Net interest rate spread			2.30%			2.76%

Net yield on average interest-earning assets			2.55%			2.97%

Average interest-earning assets to average interest-bearing liabilities	110.37%			111.98%

Interest Expense
Interest expense increased $1,862,000, or 41.1%, to $6,390,000 for the six months ended April 30, 2006 from $4,528,000 for the six months ended April 30, 2005. Interest expense on deposits increased by $1,708,000, due primarily to an increase in the average rates paid on interest-bearing deposits during the period to 2.54% for fiscal 2006 from 1.77% during fiscal 2005. The average balance of non-interest bearing deposits increased by $2,228,000 during the same period, which resulted in an overall increase of $4,227,000 in the average balance of deposits. Interest expense on other borrowed funds increased $154,000 in fiscal 2006 to $792,000 from $638,000 during fiscal 2005, due to an increase in the average cost to 6.28% from 4.22%, which was partially offset by a decrease of $5,021,000 in the average balance outstanding during the period.
Provision for Loan Losses
Based on the Company’s December 31, 2005 and April 28, 2006 analysis of its loan loss reserve there was a negative provision of $100,000 during the six months ended April 30, 2006 compared to no adjustments for the six months ended April 30, 2005. One of the major factors was a decline of $8.8 million in the balance on loans outstanding at April 30, 2006 compared to October 31, 2005. Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, lack of growth in the loan portfolio, and other factors, the current level of provision for loan losses, and the resulting level of the allowance for loan losses, reflects an adequate allowance against probable losses from the loan portfolio at such date.
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
Noninterest Income
Noninterest income decreased $116,000, or 4.6%, to $2,387,000 for the six months ended April 30, 2006 from $2,503,000 for the same period in 2005. The decrease was primarily in the areas of gains on the sale of loans ($31,000), securities gains ($35,000), and ATM foreign transaction fees ($45,000). These reductions were partially offset by an overall increase in service charges on deposit accounts of $13,000, on the strength of an increase of $43,000 in overdraft fees. As competition has dictated, free checking is now the norm for retail checking accounts and as a result the Company showed a reduction of $30,000 in the monthly service charges on checking accounts. The Company has experienced a significant migration of current customers changing their account over from a minimum balance regular checking account to the free checking as well as smaller balance interest-bearing checking accounts to avoid any service charges. To a lesser extent there has been a reduction in commercial checking service charges as the earnings credit that a commercial checking customer receives to offset transaction charges has risen over the course of the last year. It is indexed to the 91 day Treasury bill auction on a monthly basis. Gains on the sale of loans decreased in both the real estate secondary market lending area as well as in student loan gains. The decrease in real estate gains is as a result of the rise in interest rates slowing down not only the mortgage-refinancing market but new originations as well.
Noninterest Expense
Noninterest expenses increased $221,000, or 3.1%, to $7,259,000 for the six months ended April 30, 2006 from $7,038,000 for the same period in 2005. The increase in noninterest expense primarily reflects a $45,000 increase in occupancy and equipment expenses, an $113,000 increase in merchant, debit/credit card fees along with a $149,000 increase in other expenses. The increase in occupancy expenses was as a result of a $17,000 increase in the heating cost from period-to-period and a $27,000 increase in building and grounds maintenance and repair as the Company contracted for some landscaping and general sprucing up at several of its locations. In the merchant, debit/credit card fees, there is an increase of $45,000 for direct advertising of the Company’s new “Choices” credit card which was launched in fiscal year 2005. The remaining increase of $68,000 is in conjunction with the increased volume of transactions in both the debit and credit card processing. The increase in other expenses is directly attributable to an increase in legal expenses of $155,000 at the parent company for matters relating to SEC filings and various potential merger/acquisition issues. As an offset to these increases the Company’s salaries and employee benefits decreased $83,000, or 2.0%, from $4,250,000 for the six months ended April 30, 2005 to $4,167,000 for the same period in 2006. The Company had a reduction in overall workforce, which resulted in direct salary expense being reduced by $60,000. In line with this reduction of workforce the Company also had a decrease of $17,000 in employee insurance. Somewhat offsetting these decreases was a net increase of $2,000 as a result of the ESOP Plan being terminated in November of 2004 (a $54,000 reduction) offset by the Company-sponsored 401(k) match program which started in January 2006 (a $56,000 increase).
Income Tax Expense
For the six months ended April 30, 2006 the Company recorded income tax expense of $234,000 which was $502,000, or 68.2%, less than the $736,000 recorded for the six months ended April 30, 2005. The decrease in income taxes is reflective of the change in operating results between the comparable periods and the incidence of allowable deductions, particularly from tax-exempt loans and state and municipal securities.
Asset Quality
It is management’s belief, based on information available at the fiscal period ending April 30, 2006, that the Company’s current asset quality is satisfactory. At April 30, 2006, non-performing assets, consisting of non-accruing loans, accruing loans past due 90 days or more, restructured loans, foreclosed real estate, and other repossessed property, totaled $1,128,000, or .20% of total assets, compared to $2,497,000, or .43% of total assets for the fiscal year ended October 31, 2005.
The Company maintains an allowance for loan losses because of the potential that some loans may not be repaid in full. At April 30, 2006, the Company had an allowance for loan losses of $2,387,000 as compared to $2,519,000 at October 31, 2005. Management’s periodic review of the adequacy of the allowance for loan losses is based on various subjective and objective factors including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value on any underlying collateral, and current economic conditions. While management may allocate portions of the allowance for specifically identified problem loan situations, the majority of the allowance is based on judgmental factors related to the overall portfolio and is available for any loan charge-offs that may occur.
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
The primary investing activities of the Company are the origination of loans and the purchase of securities. During the three months ended April 30, 2006 the Company had a net decrease in loans outstandings of $8.8 million. Some of the factors causing this decline are as follows: (i) with the rising interest rate environment the Company experienced declines in consumer real estate loans along with the normal slowdown during the winter and early spring season; (ii) significant declines in commercial real estate loans, equipment and operating as the Company lost approximately $3.3 million in loans to a competitor institution as the result of the departure of two commercial loan officers; and (iii) declines in student loan outstandings as in 2002 the Company discontinued retaining new student loan originations and began selling them in the secondary market sixty days after they are fully disbursed. During the three months ended April 30, 2006 the Company purchased securities available for sale in the amount of $26.5 million which was offset by $29.4 million in maturities and calls during this same period. Loans held for sale decreased $2.9 million to $11.2 million at April 30, 2006 from $14.2 million at October 31, 2005 which are anticipated to be sold primarily in the months of May and June 2006. These are predominantly students loans and follow the academic school calendar as far as volume.
At April 30, 2006 and October 31, 2005 the Company had outstanding loan commitments of $206,000 and $1,269,000, respectively. Certificates of deposits scheduled to mature in one year or less at April 30, 2006 totaled $160.8 million. Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short and long-term liquidity needs.
Certain Contractual Obligations
The following table summarizes the Company’s significant contractual obligations at April 30, 2006 (in thousands):

Contractual Obligations	Total	1 year or less	1 to 3 years	3 to 5 years	Over 5 years

Time Deposits	$195,677	$161,162	$32,701	$1,341	$473
Long-term debt	6,098	672	1,344	2,344	1,738
Subordinated debentures	10,309	—	—	—	10,309
ESOP Repurchase Liability	6,492	6,492	—	—	—

Total	$218,576	$168,326	$34,045	$3,685	$12,520

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
The Company and Metrobank are in compliance with their capital requirements and are considered “well capitalized” under current regulatory guidelines. The Company does not anticipate any significant changes to its capital structure. The following table summarizes the regulatory capital ratios for the periods indicated:

				To Be Well
	At	At	Minimum	Capitalized Under
	April 30,	October 31,	Regulatory	Prompt Corrective
	2006	2005	Requirement	Action Provisions

Tier I Capital (to risk-weighted assets)
Company	15.7%	14.9%
Bank	15.8%	15.3%	4.0%	6.0%
Total Capital (to risk-weighted assets)
Company	16.5%	15.7%
Bank	16.6%	16.1%	8.0%	10.0%
Tier I Leverage (to average assets)
Company	8.2%	8.2%
Bank	8.3%	8.4%	4.0%	5.0%
In November 2004, the Company announced that the Board of Directors had passed a resolution terminating the Company’s Employee Stock Ownership Plan (ESOP) which covered substantially all employees of the bank. The effect of this termination was that the shares of Metrocorp stock were distributed to the employees in May 2005. The ESOP provided that any participant or beneficiary who received a distribution of Metrocorp stock from the ESOP had the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this initial put was not exercised, an additional 60-day exercise period would become available and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. The effect of this termination was that during the period of May to July 2005 there were 178,209 shares “put” back to the Company at a price of $38.20 per share (which was the price established by an independent outside appraisal) for a total repurchase of $6,807,584. The value of the remaining shares (144,421) that still have their second “put” option have been classified as mezzanine capital and as such have already been subtracted from the Company’s capital as if they had been redeemed.
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
Interest rate risk is managed by the Company’s Rate Committee (“Committee”), which performs asset/liability management at Metrobank’s level in accordance with policies approved by the Company’s Board of Directors. The Committee is comprised of the Bank’s President, Controller, Senior Lender, Cashier, Trust Officer, Retail Manager and Marketing Officer. The Committee formulates strategies based on what they believe to be appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the Committee considers the impact on earnings, capital levels and general economic conditions.
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
The Committee has attempted to manage the Company’s interest rate risk given that there has been an increasing rate environment for more than one year. Since June 2004, the Federal Open Market Committee began increasing short-term interest rates in twenty-five (25) basis point increments, to a more normal level, from historically low levels. Through June 1, 2006, there have been sixteen (16) such increases. As this happened, longer term rates moderated creating a flattening in the yield curve. This action is indicative of limited concern about long-term inflation at this time. While management does not anticipate a significant shift in market interest rates in the near future, it does believe that there is less risk from declining interest rates than from rising interest rates, and interest rate risk management has reflected this belief.
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

Item 4. Controls and Procedures
Metrocorp’s principal executive officer, Gary D. Andersen, and principal financial officer, John R. McEvoy, Jr., evaluated the effectiveness of Metrocorp’s disclosure controls and procedures as of April 30, 2006 (“Evaluation Date”). Based on that evaluation, they concluded that as of the Evaluation Date, Metrocorp’s disclosure controls and procedures are effective to allow timely communication to them of information relating to Metrocorp and Metrobank required to be disclosed in its filings with the Commission under the Exchange Act. Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 6. Exhibits
The following documents are included or incorporated by reference in this quarterly report on Form 10-Q, and this list includes the Exhibit Index.

Exhibit No.	Description

2.1**	Agreement and Plan of Merger dated March 20, 2006 by and among National Bancshares, Inc., NBI Acquisition Corp. and Metrocorp, Inc.

3.1*	Articles of Incorporation of Metrocorp, as amended to date

3.2	Bylaws of Metrocorp

4.1*	Amended and Restated Trust Agreement among Metrocorp, Inc., Wilmington Trust Company and the Administrators named therein dated November 1, 2001

4.2*	Subordinated Loan Agreement between Metrocorp, Inc. and Metrocorp Capital Trust I dated November 1, 2001

4.3*	Guarantee Agreement by Metrocorp, Inc. dated November 1, 2001

4.4*	Form of Trust Preferred Certificate of Metrocorp Capital Trust I

4.5*	Certificate of Trust of Metrocorp Capital Trust I (Exhibit A to Exhibit 4.1 hereto)

Exhibit No.	Description

10.1*	Form of Indemnification Agreement between Metrocorp and each director of Metrocorp

10.2*	Form of Incentive Bonus Agreement between Metrocorp and each of Bart Ottens and other employees

10.3*	Change of Control Severance Plan dated September 22, 2005

10.4*	Stay Bonus Plan dated November 11, 2005

10.5*	Renewal of Lease Agreement between Wal-Mart Stores, Inc. and Metrobank, NA dated July 11, 2000

10.6*	Replacement Revolving Note payable by Metrocorp to La Salle Bank, N.A. dated August 5, 2002, due July 24, 2008

10.7*	Loan Agreement between Metrobank and La Salle Bank, NA dated November 1, 2001, as amended by the First Amendment to Loan Agreement dated November 30, 2001, and the Second Amendment to Loan Agreement dated August 5, 2002

10.8**	Form of Voting Agreement between Metrocorp, Inc. and each of Gary D. Andersen, Nancy R. Hamilton, Julius J. VanPaemel, C. Douglas Johnson, John A. Slover, Jr., James J. Coryn, Marcus V. Hobert and John R. McEvoy, Jr.

14.1*	Code of Ethics for Principal Executive Officers and Senior Financial Officers

14.2*	Code of Business Conduct

21.1*	Metrobank, NA, Community Insurance, Inc. and Metrocorp Capital Trust I are the only subsidiaries of the Registrant

24.1*	Power of Attorney (included on the signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended October 31, 2005 and incorporated herein by reference.

**	Previously filed with the Company’s current Report on Form 8-K filed on March 20, 2006 and incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROCORP, INC. (Registrant)

Date: June 13, 2006	By:	/s/ Gary D. Andersen Gary D. Andersen
President
(Principal Executive Officer)

Date: June 13, 2006	By:	/s/ John R. McEvoy, Jr.

John R. McEvoy, Jr.
Senior Vice President/Controller
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1**	Agreement and Plan of Merger dated March 20, 2006 by and among National Bancshares, Inc., NBI Acquisition Corp. and Metrocorp, Inc.

3.1*	Articles of Incorporation of Metrocorp, as amended to date

3.2	Bylaws of Metrocorp

4.1*	Amended and Restated Trust Agreement among Metrocorp, Inc., Wilmington Trust Company and the Administrators named therein dated November 1, 2001

4.2*	Subordinated Loan Agreement between Metrocorp, Inc. and Metrocorp Capital Trust I dated November 1, 2001

4.3*	Guarantee Agreement by Metrocorp, Inc. dated November 1, 2001

4.4*	Form of Trust Preferred Certificate of Metrocorp Capital Trust I

4.5*	Certificate of Trust of Metrocorp Capital Trust I (Exhibit A to Exhibit 4.1 hereto)

10.1*	Form of Indemnification Agreement between Metrocorp and each director of Metrocorp

10.2*	Form of Incentive Bonus Agreement between Metrocorp and each of Bart Ottens and other employees

10.3*	Change of Control Severance Plan dated September 22, 2005

10.4*	Stay Bonus Plan dated November 11, 2005

10.5*	Renewal of Lease Agreement between Wal-Mart Stores, Inc. and Metrobank, NA dated July 11, 2000

10.6*	Replacement Revolving Note payable by Metrocorp to La Salle Bank, N.A. dated August 5, 2002, due July 24, 2008

10.7*	Loan Agreement between Metrobank and La Salle Bank, NA dated November 1, 2001, as amended by the First Amendment to Loan Agreement dated November 30, 2001, and the Second Amendment to Loan Agreement dated August 5, 2002

10.8**	Form of Voting Agreement between Metrocorp, Inc. and each of Gary D. Andersen, Nancy R. Hamilton, Julius J. VanPaemel, C. Douglas Johnson, John A. Slover, Jr., James J. Coryn, Marcus V. Hobert and John R. McEvoy, Jr.

14.1*	Code of Ethics for Principal Executive Officers and Senior Financial Officers

14.2*	Code of Business Conduct

21.1*	Metrobank, NA, Community Insurance, Inc. and Metrocorp Capital Trust I are the only subsidiaries of the Registrant

24.1*	Power of Attorney (included on the signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended October 31, 2005 and incorporated herein by reference.

**	Previously filed with the Company’s current Report on Form 8-K filed on March 20, 2006 and incorporated herein by reference.